Form 10-Q
period 1996-03-31
CORPORATE REALTY INCOME TRUST I
filed 1996-05-15
CIK 853075

SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C. 20549
                                             FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to


                               Commission file number 33-29987

                               Corporate Realty Income Trust I
                   (Exact name of registrant as specified in its charter)


Massachusetts                                                  13-6931017
(State of organization)                                   (I.R.S. Employer
                                                         identification No.)


388 Greenwich Street, 34th Floor, New York, New York              10013
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code (212) 816-8237



Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

                                  CORPORATE REALTY INCOME TRUST I

                                               Index


                                                                     Page No.

Part I            Financial information                                  3

                  Balance Sheets --
                  March 31, 1996 and December 31, 1995                   4

                  Statements of Income --
                  For the three months ended March 31, 1996 and 1995     5

                  Statements of Cash Flows --
                  For the three months ended March 31, 1996 and 1995     6

                  Notes to the Financial Statements                      7

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          9

Part II           Other information                                      10

                  Signatures                                             11

                                  PART I.  FINANCIAL INFORMATION


Item I.  Financial Statements


The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                                  CORPORATE REALTY INCOME TRUST I
                                          BALANCE SHEETS
                               MARCH 31, 1996 AND DECEMBER 31, 1995


                                                                 MARCH 31,         DECEMBER 31,
                                                                    1996                1995
ASSETS:                                                           (Unaudited)

Real estate, at cost:
  Land                                                            $   715,400       $   715,400
  Buildings                                                        31,884,600        31,884,600
                                                                   32,600,000        32,600,000
  Less:  accumulated depreciation                                   4,456,707         4,257,428
                                                                   28,143,293        28,342,572
Cash and cash equivalents                                             884,448           531,435
Rent receivable                                                          -              206,510
Prepaid expenses                                                       12,189           101,877
Deferred rent receivable                                            1,906,462         1,867,274
Deferred financing costs, net of
  accumulated amortization of $126,446 in
  1996 and $120,731 in 1995                                            99,712           105,427
								  -----------       -----------
     Total assets                                                 $31,046,104       $31,155,095
								  ===========       ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Mortgage loans payable                                            $15,454,396       $15,470,369
Accrued expenses                                                       62,032            80,652
Due to affiliates                                                      63,108             9,590
Dividends payable                                                     353,772           353,772
								  -----------       -----------
     Total liabilities                                             15,933,308        15,914,383

								  -----------       -----------
Shareholders' equity:
Shares of beneficial interest $.10 par value;
20,000,000 shares authorized; 1,010,776
shares issued and outstanding                                         101,078           101,078
Additional paid-in-capital                                         15,011,718        15,139,634
Retained earnings                                                        -             -
								  -----------       -----------

     Total shareholder's equity                                    15,112,796        15,240,712
								  -----------       -----------

     Total liabilities and shareholders' equity                   $31,046,104       $31,155,095
								  ===========       ===========



                          See accompanying notes to financial statements.

                                  CORPORATE REALTY INCOME TRUST I
                                       STATEMENTS OF INCOME
                        FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                            (Unaudited)



                                                                    1996                1995

Income:
   Rental                                                         $ 855,817           $ 855,817
   Dividend and interest                                              4,125               5,540
								  -----------       -----------
                                                                    859,942             861,357
								  -----------       -----------

Expenses:
   Interest                                                         352,426             361,698
   Depreciation                                                     199,279             199,278
   General and administrative                                        38,863              34,565
   Annual advisor fee                                                43,518              42,217
								  -----------       -----------
                                                                    634,086             637,758
								  -----------       -----------

Net income                                                       $  225,856          $  223,599
								  ===========       ===========

Net income per share                                           $        .22        $        .22
								  ===========       ===========

Dividend per share                                             $        .35        $        .35
								  ===========       ===========





















                          See accompanying notes to financial statements

                                  CORPORATE REALTY INCOME TRUST I
                                     STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                            (UNAUDITED)

                                                                    1996                1995

Cash flows from operating activities:
   Net income                                                    $ 225,856           $ 223,599
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization of
            deferred financing costs                               204,994             204,911
         Interest accrued into the balance
            of the mortgage payable                                   -                 24,486
         Changes in assets and liabilities:
             Decrease in rent receivable                           206,510                 -
             Decrease (increase) in prepaid expenses                89,688             (28,847)
            (Decrease) increase in accrued expenses                (18,620)                517
             Increase in deferred rent receivable                  (39,188)            (73,042)
             Increase (decrease) in amount due to affiliate         53,518             (50,932)
             Increase in financing costs                              -                 (2,463)
								  -----------       -----------
	     Total adjustments                                     496,902              74,630
								  -----------       -----------
            Net cash provided by operating activities              722,758             298,229
								  -----------       -----------

Cash flows from financing activities:
   Principal payments on mortgage                                  (15,973)            (14,531)
   Dividends paid to shareholders                                 (353,772)           (353,772)
								  -----------       -----------
            Net cash used in financing activities                 (369,745)           (368,303)
								  -----------       -----------

   Net increase (decrease) in cash and cash equivalents            353,013             (70,074)
   Cash and cash equivalents at beginning of period                531,435             766,945
								  -----------       -----------
   Cash and cash equivalents at end of period                    $ 884,448           $ 696,871
								  ===========       ===========


Supplemental disclosure of cash flow information:
   Cash paid for interest during the three months ended March 31, 1996 and 1995 amounted to $209,503 and $360,264, respectively.

Non-cash transactions:
   Dividends declared and unpaid as of March 31, 1996 and 1995 amounted to $353,772.






                          See accompanying notes to financial statements.

                                  CORPORATE REALTY INCOME TRUST I
                                   NOTES TO FINANCIAL STATEMENTS
                                          MARCH 31, 1996
                                            (Unaudited)


1.     GENERAL

       The accompanying financial statements and related notes of Corporate Realty Income Trust I (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. These financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1995.

       The amount of net income per share was calculated using the number of shares outstanding of 1,010,776 for the three monhths ended March 31, 1996 and 1995. Dividends declared as of March 31, 1996 and 1995 amounted to $.35 per share.


2.     RENTAL INCOME

       In accordance with the Financial Accounting Standards Board Statement No. 13, "Accounting for Leases," the Company recognizes rental income on a straight-line basis over the fixed term of the lease period. Rental income is net of the rent due to Circuit City under the terms of the ground lease. Deferred rent receivable represents unbilled future rentals. The following reconciles rental income received to rental income recognized for the three months ended March 31, 1996 and 1995.


                                       1996          1995

Rental income received               $846,629      $782,775
Deferred rent                          39,188        73,042
				     --------      ---------
Rental income recognized             $855,817      $855,817
				     ========      =========


                                  CORPORATE REALTY INCOME TRUST I
                              NOTES TO FINANCIAL STATEMENTS (CONT'D)
                                          MARCH 31, 1996
                                            (Unaudited)

3.   TRANSACTIONS WITH AFFILIATES

     The Company maintains an interest-bearing customer account with Smith Barney Inc. For the three months ended March 31, 1996 and 1995, the Company earned interest on this account of $4,125 and $5,540, respectively. For purposes of these financial statements, the Company considers this account to be cash.

     The Company incurred expenses of $10,000 for the three months ended March 31, 1996 for administrative services performed by the Advisor which was unpaid at March 31, 1996. The Advisor earned $43,518 of the annual advisor fee for the three months ended March 31, 1996, which was unpaid as of such date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996


Liquidity and Capital Resources

    At March 31, 1996, the Company had cash of approximately $884,000 which was invested in an interest bearing account. Of this amount, approximately $418,000 represented a working capital reserve, $353,772 was reserved to pay the quarterly dividend in May 1996 and the balance was reserved for operations.

    The Company expects sufficient cash flow to be generated from operations to meet its current operating and debt service requirements on a short-term and long-term basis. The Company's only significant liabilities are mortgages aggregating approximately $15,454,396, maturing at various dates in approximately four to six years. The Company anticipates satisfying these mortgages with the proceeds of refinancings or sales of the underlying properties.


Results of Operations

    Net income for the three months ended March 31, 1996 approximated that of the corresponding period in 1995. However, actual rental income received increased due to the increase in rental income from the Circuit City building which became effective March 1, 1995. The Company completed the property acquisition stage of its life cycle in 1992 and has been in the portfolio management stage since the beginning of 1993. As a result, rental income and related expenses are comparable for the quarters ended March 31, 1996 and 1995.

                                    PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)          Exhibits

             27.1  Financial Data Schedule

(b)          Reports on Form 8-K

             The Company filed a report on Form 8-K with the Commission on January 6, 1996 to report (i) under Item 4, Changes in the Company's Certifying Accountant, that Kenneth Leventhal & Company, the Company's independent accountants, merged with and into Ernst & Young, LLP and that the Board of Trustees of the Company approved the engagment of the E&Y Kenneth Leventhal Real Estate Group of Ernst & Young, LLP as the principal accountants to audit the Company's financial statements, and (ii) under Item 5, Other Events, that James C. Cowles had been elected by the Board of Trustees as the Chairman, President and Treasurer of the Company to succeed Thomas J. A. Lavin, who had previously resigned as Trustee, Chief Executive Officer, President and Treasurer of the Company.

                                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              CORPORATE REALTY INCOME TRUST I
                                                       (Registrant)




Dated:         May 13, 1996              By: /s/
					     James C. Cowles
                                             Chairman, President, and Treasurer






Dated:         May 13, 1996              By: /s/
					     Valerie A. St. John
                                             Controller