Form 10-Q
period 1996-06-30
CORPORATE REALTY INCOME TRUST I
filed 1996-08-14
CIK 853075

SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C. 20549
                                             FORM 10-Q


 X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

Yes X No

                                      CORPORATE REALTY INCOME TRUST I

                                                 Index


                                                                     Page No.

Part I            Financial information                                  3

                  Balance Sheets --
                  June 30, 1996 and December 31, 1995                    4

                  Statements of Income --
                  For the three months ended June 30, 1996 and 1995      5

                  Statements of Income --
                  For the six months ended June 30, 1996 and 1995        6

                  Statements of Cash Flows --
                  For the six months ended June 30, 1996 and 1995        7

                  Notes to the Financial Statements                      8

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         10

Part II           Other information                                     11

                  Signatures                                            12

                                    PART I.  FINANCIAL INFORMATION


Item I.  Financial Statements

The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                             CORPORATE REALTY INCOME TRUST I
                                     BALANCE SHEETS
                           JUNE 30, 1996 AND DECEMBER 31, 1995


                                                                   JUNE 30,        DECEMBER 31,
                                                                    1996                1995
ASSETS:              (Unaudited)

Real estate, at cost:
  Land                                                              $   715,400    $   715,400
  Buildings                                                           31,884,600    31,884,600
                                                                      32,600,000    32,600,000
  Less:  accumulated depreciation                                      4,655,985     4,257,428
                                                                      27,944,015    28,342,572
Cash and cash equivalents                                                782,042       531,435
Rent receivable                                                             -          206,510
Prepaid expenses                                                         118,354       101,877
Deferred rent receivable                                               1,945,650     1,867,274
Deferred financing costs, net of
  accumulated amortization of $132,162 in
  1996 and $120,731 in 1995                                               93,996       105,427
     Total assets                                                    $30,884,057   $31,155,095


LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Mortgage loans payable                                               $15,438,042   $15,470,369
Accrued expenses                                                          59,636        80,652
Due to affiliates                                                         43,631         9,590
Dividends payable                                                        353,771       353,772
     Total liabilities                                                15,895,080    15,914,383

Shareholders' equity:
Shares of beneficial interest $.10 par value;
20,000,000 shares authorized; 1,010,776
shares issued and outstanding                                            101,078       101,078
Additional paid-in-capital                                            14,887,899    15,139,634
Retained earnings                                                          -            -

     Total shareholder's equity                                       14,988,977    15,240,712

     Total liabilities and shareholders' equity                      $30,884,057   $31,155,095

                          See accompanying notes to financial statements.

                              CORPORATE REALTY INCOME TRUST I
                                   STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                        (Unaudited)



                                                                    1996                1995

Income:
   Rental                                                           $ 855,817          $ 906,598
   Dividend and interest                                                9,455              6,088
                                                                      865,272            912,686

Expenses:
   Interest                                                           352,043            353,529
   Depreciation                                                       199,279            199,279
   General and administrative                                          40,661             40,899
   Annual advisor fee                                                  43,381             43,400
                                                                      635,364            637,107

Net income                                                         $  229,908          $ 275,579

Net income per share                                                 $    .23           $    .27

Dividend per share                                                   $    .35           $    .35



















                          See accompanying notes to financial statements

                               CORPORATE REALTY INCOME TRUST I
                                    STATEMENTS OF INCOME
                       FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                         (Unaudited)



                                                                    1996                1995

Income:

   Rental                                                          $ 1,711,633         $ 1,762,415
   Dividend and interest                                                13,624              11,628
                                                                     1,725,257           1,774,043

Expenses:
   Interest                                                            704,469             715,227
   Depreciation                                                        398,557             398,557
   General and administrative                                           79,524              75,464
   Annual advisor fee                                                   86,899              85,617
                                                                     1,269,449           1,274,865

Net income                                                          $  455,808          $  499,178

Net income per share                                                 $     .45            $    .49

Dividend per share                                                   $     .35            $    .35

















                    See accompanying notes to financial statements

                                 CORPORATE REALTY INCOME TRUST I
                                    STATEMENTS OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                           (Unaudited)

                                                                    1996                1995

Cash flows from operating activities:
   Net income                                                     $ 455,808           $ 499,178
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization of
            deferred financing costs                                409,987             409,906
         Interest accrued into the balance
            of the mortgage payable                                    -                  24,486
         Changes in assets and liabilities:
             Decrease in rent receivable                            206,510              (78,750)
             Increase in prepaid expenses                           (16,477)             (10,792)
             Decrease in accrued expenses                           (21,016)             (19,857)
             Increase in deferred rent receivable                   (78,376)            (163,012)
             Increase in amount due to affiliate                     34,041                2,468
             Increase in financing costs                               -                  (2,463)
	     Total adjustments                                      534,669              161,986
            Net cash provided by operating activities               990,477              661,164

Cash flows from financing activities:
   Principal payments on mortgage                                   (32,327)             (29,410)
   Dividends paid to shareholders                                  (707,543)            (707,544)
            Net cash used in financing activities                  (739,870)            (736,954)

   Net increase (decrease) in cash and cash equivalents             250,607              (75,790)
   Cash and cash equivalents at beginning of period                 531,435              766,945
   Cash and cash equivalents at end of period                     $ 782,042            $ 691,155


Supplemental disclosure of cash flow information:
   Cash paid for interest during the six months ended June 30, 1996 and 1995 amounted to $628,508 and $687,453, respectively.

Non-cash transactions:
       Dividends declared and unpaid as of June 30, 1996 and 1995 amounted to $353,772.


                      See accompanying notes to financial statements.

                                CORPORATE REALTY INCOME TRUST
I
                                NOTES TO FINANCIAL STATEMENTS
                                         JUNE 30, 1996
                                          (Unaudited)


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

       The amount of net income per share was calculated using the number of shares outstanding of 1,010,776 for the periods ended June 30, 1996 and 1995. Dividends declared as of June 30, 1996 and 1995 amounted to $.35 per share.


2.     RENTAL INCOME

       In accordance with the Financial Accounting Standards Board Statement No. 13, "Accounting for Leases," the Company recognizes rental income on a straight-line basis over the fixed term of the lease period. Rental income is net of the rent due to Circuit City under the terms of the ground lease. Deferred rent receivable represents unbilled future rentals. The following reconciles rental income received to rental income recognized for the three months ended June 30, 1996 and 1995.

                                            For the three months             For the six months
                                               ended June 30,                    ended June 30,

                                               1996          1995             1996            1995

Rental income received                       $846,629      $816,628        $1,633,257       $1,599,403
Deferred rent                                  39,188        89,970            78,376          163,012
Rental income recognized                     $855,817      $906,598        $1,711,633       $1,762,415

                              CORPORATE REALTY INCOME TRUST I
                            NOTES TO FINANCIAL STATEMENTS (CONT'D)
                                     JUNE 30, 1996
                                      (Unaudited)

3.   TRANSACTIONS WITH AFFILIATES

     The Company maintains an interest-bearing customer account with Smith Barney Inc. For the three and six months ended June 30, 1996 and 1995, the Company earned interest on this account of $9,455 and $13,624, respectively and $6,088 and $11,628, respectively. For purposes of these financial statements, the Company considers this account to be cash.

     The Company incurred expenses of $20,000 for the six months ended June 30, 1996 for administrative services performed by the Advisor which was paid as of June 30, 1996. The Advisor earned $86,899 of the annual advisor fee for the six months ended June 30, 1996, of which $43,381 was unpaid as of such date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996


Liquidity and Capital Resources

    At June 30, 1996, the Company had cash of approximately $884,000 which was invested in an interest bearing account. Of this amount, approximately $438,000 represented a working capital reserve, $353,771 was reserved to pay the quarterly dividend in August 1996 and the balance was reserved for operations.

    The Company expects sufficient cash flow to be generated from operations to meet its current operating and debt service requirements on a short-term and long-term basis. The Company's only significant liabilities are mortgages aggregating approximately $15,438,042, maturing at various dates in approximately four to six years. The Company anticipates satisfying these mortgages with the proceeds of refinancings or sales of the underlying properties.


Results of Operations

Net income for the three and six months ended June 30, 1996 decreased slightly from the corresponding periods in 1995 due to an adjustment in the calculation of straight-line rent. However, actual rental income received increased due to the increase in rental income from the Circuit City building which became effective March 1, 1995. This increase in rental income increased the amount of cash available for investment which resulted in increased interest income in 1996. The Company completed the property acquisition stage of its life cycle in 1992 and has been in the portfolio management stage since the beginning of 1993. As a result, rental income and related expenses are comparable for the quarters ended March 31, 1996 and 1995.

                                                 PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)          Exhibits - 27.1 Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter in which this report is filed.

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



                                            CORPORATE REALTY INCOME TRUST I
                                                       (Registrant)




Dated:         August 13, 1996          By: /s/
					    James C. Cowles
                                            Chairman, President, and Treasurer






Dated:         August 13, 1996          By: /s/
					    Valerie A. St. John
                                            Controller