Form 10-Q
period 1996-09-30
CORPORATE REALTY INCOME TRUST I
filed 1996-11-15
CIK 853075

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996

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

Yes X No

                         CORPORATE REALTY INCOME TRUST I

                                    Index

                                                                       Page No.

Part I       Financial information                                        3

             Balance Sheets --
             September 30, 1996 and December 31, 1995                     4

             Statements of Income --
             For the three months ended September 30, 1996 and 1995       5

             Statements of Income --
             For the nine months ended September 30, 1996 and 1995        6

             Statements of Cash Flows --
             For the nine months ended September 30, 1996 and 1995        7

             Notes to the Financial Statements                            8

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations               10


Part II      Other information                                           11

             Signatures                                                  12

                          Part I.  Financial Information


Item I.  Financial Statements


The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                          CORPORATE REALTY INCOME TRUST I
                                   BALANCE SHEETS
                     September 30, 1996 and December 31, 1995


                                                     September 30,     December 31,
                                                          1996             1995
                                                     ----------        ---------
ASSETS:                                               (Unaudited)

Real estate, at cost:
  Land                                              $   715,400       $   715,400
  Buildings                                          31,884,600        31,884,600
                                                     ----------        ---------
                                                     32,600,000        32,600,000
  Less:  accumulated depreciation                     4,855,264         4,257,428
                                                     ----------        ---------
                                                     27,744,736        28,342,572
Cash and cash equivalents                               983,508           531,435
Rent receivable                                             -             206,510
Prepaid expenses                                          8,189           101,877
Deferred rent receivable                              1,982,469         1,867,274
Deferred financing costs, net of
  accumulated amortization of $137,876 in
  1996 and $120,731 in 1995                              88,282           105,427
                                                     ----------        ---------
     Total assets                                   $30,807,184       $31,155,095
                                                     ==========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Mortgage loans payable                              $15,421,294       $15,470,369
Accrued expenses                                         72,018            80,652
Due to affiliates                                        99,586             9,590
Dividends payable                                       353,772           353,772
                                                     ----------        ---------
     Total liabilities                               15,946,670        15,914,383
                                                     ==========        =========

Shareholders' equity:
Shares of beneficial interest $.10 par value;
20,000,000 shares authorized; 1,010,776
shares issued and outstanding                           101,078           101,078
Additional paid-in-capital                           14,759,436        15,139,634
Retained earnings                                           -                 -
                                                     ----------        ---------

     Total shareholder's equity                      14,860,514        15,240,712
                                                     ----------        ---------

     Total liabilities and shareholders' equity     $30,807,184       $31,155,095
                                                     ==========        =========


                          See accompanying notes to financial statements.

                                             CORPORATE REALTY INCOME TRUST I
                                                   STATEMENTS OF INCOME

                               For the three months ended September 30, 1996 and 1995
                                                         (Unaudited)



                                                                    1996                1995
                                                                   --------            --------

Income:
   Rental                                                         $ 855,818           $ 805,035
   Dividend and interest                                             12,811               5,556
                                                                   --------            --------
                                                                    868,629             810,591
                                                                   --------            --------

Expenses:
   Interest                                                         352,032             353,170
   Depreciation                                                     199,279             199,279
   General and administrative                                        47,696              44,029
   Annual advisor fee                                                44,312              43,071
                                                                   --------            --------
                                                                    643,319             639,549
                                                                   --------            --------

Net income                                                       $  225,310          $  171,042
                                                                   ========            ========

Net income per share                                             $      .22          $      .17
                                                                   ========            ========

Dividend per share                                               $      .35          $      .35
                                                                   ========            ========


                         See accompanying notes to financial statements

                                                CORPORATE REALTY INCOME TRUST I
                                                      STATEMENTS OF INCOME
                                          For the nine months ended September 30, 1996 and 1995
                                                               (Unaudited)


                                                   1996                1995

                                                  ---------         ----------
Income:
   Rental                                       $ 2,567,451        $ 2,567,450
   Dividend and interest                             26,435             17,184
                                                  ---------         ----------
                                                  2,593,886          2,584,634
                                                  ---------         ----------

Expenses:
   Interest                                       1,056,501           1,068,397
   Depreciation                                     597,836             597,836
   General and administrative                       127,220             119,493
   Annual advisor fee                               131,211             128,688
                                                  ---------         ----------
                                                  1,912,768           1,914,414
                                                  ---------         ----------

Net income                                      $   681,118         $   670,220
                                                  =========         ==========

Net income per share                            $       .67         $       .66
                                                  =========         ==========

Dividend per share                              $       .35         $       .35
                                                  =========         ==========

                              See accompanying notes to financial statements

                                       CORPORATE REALTY INCOME TRUST I
                                          STATEMENTS OF CASH FLOWS
                          For the nine months ended September 30, 1996 and 1995
                                                (Unaudited)

                                                                  1996                1995
                                                                ---------           ---------


Cash flows from operating activities:
   Net income                                                   $ 681,118           $ 670,220
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization of
            deferred financing costs                              614,981            614,900

         Interest accrued into the balance
            of the mortgage payable                                   -               24,486
         Changes in assets and liabilities:
             Decrease (increase) in rent receivable               206,510           (674,590)
             Decrease in prepaid expenses                          93,688             72,999
             Decrease in accrued expenses                          (8,634)            (3,266)
             Increase in deferred rent receivable                (115,195)          (151,418)
             Increase (decrease) in amount due to affiliate        89,996             (6,678)
             Increase in financing costs                              -               (2,463)
                                                                ---------           ---------
            Total adjustments                                     881,346           (126,030)
                                                                ---------           ---------
            Net cash provided by operating activities           1,562,464            544,190
                                                                ---------           ---------

Cash flows from financing activities:
   Principal payments on mortgage                                 (49,075)           (44,645)
   Dividends paid to shareholders                              (1,061,316)        (1,061,315)
                                                                ---------           ---------
            Net cash used in financing activities              (1,110,391)        (1,105,960)
                                                                ---------           ---------

   Net increase (decrease) in cash and cash equivalents           452,073           (561,770)
   Cash and cash equivalents at beginning of period               531,435            766,945
                                                                ---------           ---------
   Cash and cash equivalents at end of period                   $ 983,508          $ 205,175
                                                                =========           =========

Supplemental disclosure of cash flow information:
   Cash paid for interest during the nine months ended September 30, 1996 and 1995 amounted to $934,605 and $963,145, respectively.

Non-cash transactions:
Dividends declared and unpaid as of September 30, 1996 and 1995 amounted to $353,772.



                See accompanying notes to financial statements.

                                        CORPORATE REALTY INCOME TRUST I
                                         NOTES TO FINANCIAL STATEMENTS
                                              September 30, 1996
                                                 (Unaudited)


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

       The amount of net income per share was calculated using the number of shares outstanding of 1,010,776 for the periods ended September 30, 1996 and 1995. Dividends declared as of September 30, 1996 and 1995 amounted to $.35 per share.


2.     Rental Income

       In accordance with the Financial Accounting Standards Board Statement No.13, "Accounting for Leases," the Company recognizes rental income on a straight-line basis over the fixed term of the lease period. Rental income is net of the rent due to Circuit City under the terms of the ground lease. Deferred rent receivable represents unbilled future rentals. The following reconciles rental income received to rental income recognized for the three and nine months ended September 30, 1996 and 1995.

                                       1996          1995           1996              1995
                                     --------     --------       ----------       ----------
Rental income received               $818,999     $816,629       $2,452,256       $2,416,032
Deferred rent                          36,819      (11,594)         115,195          151,418
                                     --------     --------       ----------       ----------
Rental income recognized             $855,818     $805,035       $2,567,451       $2,567,450
                                     ========     ========       ==========       ==========

                                      CORPORATE REALTY INCOME TRUST I
                                  NOTES TO FINANCIAL STATEMENTS (Cont'd)
                                              September 30, 1996
                                                 (Unaudited)


3.   Transactions with Affiliates

     The Company maintains an interest-bearing customer account with Smith Barney Inc. For the three and nine months ended September 30, 1996 and 1995, the Company earned interest on this account of $12,810 and $26,434, respectively and $5,556 and $17,184, respectively. For purposes of these financial statements, the Company considers this account to be cash.

     The Company incurred expenses of $10,000 and $30,000 for the three and nine months ended September 30, 1996 for administrative services performed by the Advisor of which $10,000 was unpaid at September 30, 1996. The Advisor earned $131,211 of the annual advisor fee for the nine months ended September 30, 1996, of which $87,693 was unpaid as of such date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the nine months ended September 30, 1996


Liquidity and Capital Resources

    At September 30, 1996, the Company had cash of approximately $983,000 which was invested in an interest bearing account. Of this amount, approximately $458,000 represented a working capital reserve, $353,772 was reserved to pay the quarterly dividend in November 1996 and the balance was reserved for operations.

    The Company expects sufficient cash flow to be generated from operations to meet its current operating and debt service requirements on a short-term and long-term basis. The Company's only significant liabilities are mortgages aggregating approximately $15,421,294, maturing at various dates in approximately four to six years. The Company anticipates satisfying these mortgages with the proceeds of refinancings or sales of the underlying properties.


Results of Operations

    Net income for the nine months ended September 30, 1996 approximated that of the corresponding period in 1995. Interest income increased in 1996 as a result of the increase in cash available for investment. The working capital reserve has been increasing due to the increase in rental income from the Circuit City building which increase became effective March 1, 1995. The Company completed the property acquisition stage of its life cycle in 1992 and has been in the portfolio management stage since the beginning of 1993.

                                     Part II.  Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

          The Company's 1996 Annual Meeting of Shareholders was convened on August 15, 1996. At the Meeting, the following Trustees were elected to hold office until the next annual meeting of shareholders, with the number of "For" and "Withheld" votes cast in respect of each Trustee set forth opposite his name:

    Name                       For                Withheld
James C. Cowles              516,023                4,250
Richard S. Ellwood           517,023                3,250
Edward Lowenthal             517,023                3,250
Mark Sandler                 517,023                3,250
Stephen J. Treadway          516,523                3,750

Item 6.  Exhibits and Reports on Form 8-K


(a)          Exhibits

             27.1  Financial Data Schedule

(b)          Reports on Form 8-K

The Company filed a report on Form 8-K with the Commission dated October 7, 1996 to report under Item 5, Other Events, that the Company had entered into preliminary discussions regarding the potential sale of the Company's portfolio of real estate investment properties.

                                     SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              CORPORATE REALTY INCOME TRUST I
                                                       (Registrant)





Dated:         November 13, 1996         By: James C. Cowles
                                             Chairman, President, and Treasurer






Dated:         November 13, 1996         By: Valerie A. St. John
                                             Controller

                                       SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CORPORATE REALTY INCOME TRUST I
                                                       (Registrant)




Dated:         November 13, 1996          By:

                                             Chairman, President, and Treasurer



Dated:         November 13, 1996          By:

                                              Controller