Form 10-K
period 1996-12-31
CORPORATE REALTY INCOME TRUST I
filed 1997-03-31
CIK 853075

SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549


                                             Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1996

                                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____ to ____

                                 Commission File Number:  33-29987

                                  Corporate Realty Income Trust I
                              (Exact name of registrant as specified
                                   in its governing instrument)

         Massachusetts                                       13-6931017

(State or other jurisdiction of                           (I.R.S Employer
 incorporation or organization)                         Identification Number)

388 Greenwich Street, 33rd Fl., New York, NY                  10013
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:     (212) 816-8237

Securities registered pursuant to Section 12(b) of the Act:

                                                            Name of each
                                                             exchange on
Title of each class                                       which registered

      NONE                                                          NONE

Securities registered pursuant to Section 12(g) of the Act:

                      Shares of Beneficial Interest, par value $.10 per share

                                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

        Yes   X        No  ___

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x ]

        Aggregate market value of the shares of beneficial interest ("Shares") held by non-affiliates as of a date within 60 days prior to this filing: not applicable. Since the termination of the Trust's public offering in October, 1991, there have only been only occasional, isolated trades of the Trust's Shares. No established public trading market for the Trust's Shares exists and none is anticipated.

        The number of the Registrant's Shares outstanding as of March 11, 1997 is 1,010,776 shares.


                                DOCUMENTS INCORPORATED BY REFERENCE

                                               None

                                              PART I

ITEM 1.  BUSINESS.

               Corporate Realty Income Trust I (the "Trust" or "Registrant") was formed as a Massachusetts business trust under the laws of the Commonwealth of Massachusetts on June 27, 1989. The Trust qualified in 1990 as a real estate investment trust ("REIT"). Corporate Realty Advisors, Inc. (the "Advisor") acts as advisor to the Trust pursuant to an advisory agreement (the "Advisory Agreement").

               The Trust was formed to invest in triple net leased income-producing commercial and industrial real estate properties. Through the ownership of equity interests in income-producing real property, the Trust seeks rental income from the leasing of its real properties and long term capital gains from appreciation in the value of its real properties. The Trust is a self-liquidating/finite life trust, and as such anticipates that it will liquidate its portfolio of properties approximately 10 years after the acquisition of the last acquired property, and will distribute the net proceeds to its shareholders.

               On October 3, 1989, the Trust commenced a public offering (the "Offering") of 5,000,000 shares of beneficial interest (the "Shares") with an option to increase the Offering to a maximum of 7,500,000 Shares. Smith Barney, Harris Upham & Co., Incorporated ("SBHU"), the predecessor of the current Smith Barney, Inc. ("Smith Barney") and an affiliate of the Advisor, acted on a best efforts basis as the Trust's selling agent for the offering and sale of the Shares. SBHU received a selling commission in connection with the sale of Shares.

               The Offering terminated effective October 3, 1991, at which time the Trust had sold an aggregate of 1,010,776 Shares and received gross proceeds therefrom of $19,721,020. From these gross proceeds the Trust paid $435,631 to the Advisor as an allowance for non-accountable organization and offering expenses and $871,261 to SBHU as a selling commission.

               A substantial portion of the remaining net proceeds of $18,414,129 have been used by the Trust for the acquisition of three rental properties and the making of related expenditures (as more fully described in Part 1, ITEM 2 of this filing).

               The Trust has acquired three properties which are triple net leased. The Trust has contracted with the Advisor to provide management and other related services with respect to such properties and with respect to the investment of monies held in reserve for working capital purposes. The business conducted by the Trust during 1996 related primarily to managing the three properties previously acquired by the Trust.

               During the second half of 1996, the Trust solicited proposals from interested parties for the potential sale by the Trust of its portfolio of properties. The Trust entered into preliminary negotiations with two interested parties during such period; however these discussions were not active as of the date of this report.

               The Trust currently has no employees, as the Advisor and affiliates provide all services. (See Item 13 "Certain Relationships and Related Transactions.") All of the Trust's operations are located in the United States.

ITEM 2. PROPERTY.

The Circuit City Property

               On March 27, 1990, the Trust acquired its first rental property: the Circuit City Stores, Inc. ("Circuit City") corporate headquarters building located outside of Richmond, Virginia. The Trust purchased the headquarters building, and assumed the rights and obligations under a ground lease for the underlying land, from CRA Acquisition Corp. ("CRAAC") for $25,000,000 (less certain pro-rated closing amounts). The office building and underlying land (the "Circuit City Property") has been leased to Circuit City under a triple net lease for use by Circuit City as its corporate headquarters.

               Funding sources for the purchase price of the Circuit City Property were as follows: offering proceeds and cash in the amount of $9,313,609; a first mortgage loan in the amount of $12,500,000 from Principal Mutual Life Insurance Company plus accrued interest of $6,552 thereon; and an unsecured loan from CRAAC in the amount of $3,156,990, which unsecured loan was net of $22,849 of prorated rental income and interest. The unsecured loan from CRAAC was subsequently paid in installments as additional offering proceeds were received and was fully repaid on April 30, 1991.

               The Circuit City Property is encumbered by a Deed of Trust and Security Agreement (the "Deed of Trust") which secures a non-recourse note from CRAAC to Principal Mutual Life Insurance Company (the "Lender") for $12,500,000 (the "Note"). The Trust has assumed responsibility for payment on the Note and the Trust has agreed to comply with the terms of the Deed of Trust. During the first five years that the Note was outstanding, interest accrued at the rate of 9.25% per annum, but was payable monthly in advance at the rate of 8.5% per annum. The unpaid interest which accrued at a rate of .75% per annum was added monthly to the principal balance of the Note. The Note matures on March 1, 2000, subject to the right of the Trust to prepay the Note. Prepayment on the Note is subject to a "make-whole" prepayment premium. The amount of the premium, if any, is determined by comparing the then present value of the future yield on the Note with the then present value of the future yield on certain government securities specified in the Note. The Trust must pay a premium, in the amount of the difference, only if the government securities would yield less in the future than the Note.

               The rate of interest on the Note was subject to adjustment at the end of five years to reflect the then current interest rate offered by the Lender for a real estate loan of similar quality, term and amount, with the setting of an amortization arrangement as then prevalent in the lending industry. In December 1994, the Trust reached an agreement with the Lender with respect to the interest rate for the second five years. Effective March 1, 1995, the interest rate under the Note decreased from 9.25% to 8.875%, and interest on the Note is now payable in full monthly. The principal amount of the Note plus the unpaid interest which accrued during the first five years of the loan, totaling $13,093,133 in the aggregate, is payable on March 1, 2000.

               The Circuit City office building is located on approximately
18.5 acres of land, and has approximately 288,000 gross leasable square feet. The building also houses a gymnasium/basketball court, exercise facility, full service cafeteria with 200 seats, a 9,000 square foot computer facility with satellite linkage to Circuit City's other business locations, and a 6,000 square foot warehouse and staging facility. The Circuit City building has parking available for approximately 1,100 cars.

               The lease for the Circuit City office building (the "Circuit City Lease") is a triple net lease under which Circuit City is responsible for real estate taxes, maintenance, utility fees and insurance. As sole tenant, Circuit City will occupy 100% of the leasable square footage. The Circuit City Lease commenced on February 28, 1990 and will expire on February 28, 2010. Circuit City has five options to renew and extend the Circuit City Lease consisting of four ten-year periods followed by one five-year period. The monthly rental for years one through five was $189,583 payable monthly in advance. The monthly rental for years six through ten is $206,510 and monthly rental for years eleven through twenty will be $238,281. The rent for each renewal term may be adjusted by the percent change in the consumer price index, as defined in the Circuit City Lease. Rent attributed to the Circuit City Lease represented 76% of the Trust's total rental income in 1996, which percentage was unchanged from 1995.

        Circuit City is a leading retailer of brand name consumer electronics and major appliances with over 320 stores in 31 states. Circuit City reported revenues in fiscal 1996 of approximately $7.0 billion.


The Allegiance Property (formerly the "Baxter Property")

               On October 9, 1991, pursuant to a Purchase and Sale Agreement dated as of October 19, 1990 between the Trust and Birmware I Limited Partnership ("Birmware"), a Texas limited partnership affiliated with Trammell Crow Company, the Trust purchased all of Birmware's right, title and interest in the land and a 123,924 square foot distribution center built thereon (together, the "Allegiance Property") in Bessemer, Alabama. The Trust purchased the rights to the Allegiance Property for $4,500,000, including a 7.5% development fee payable to Birmware. The Allegiance Property is located on 10.16 acres in the Greenwood Exchange development, an industrial park developed by Trammell Crow Company in Bessemer, and is serving as a regional distribution center for Allegiance Healthcare Corporation ("Allegiance").

               Allegiance was formed as a result of the spin-off by Baxter International, Inc. ("Baxter International") of the distribution and surgical manufacturing businesses of Baxter Healthcare Corporation ("Baxter"), a subsidiary of Baxter International, which spin-off was completed on September 30, 1996. In connection with the spin-off, assets of Baxter were transferred to Allegiance, including the net lease covering the Allegiance Property described below.

               The Trust effected the acquisition of the Allegiance Property by means of a financing arrangement with the Industrial Development Board of the City of Bessemer ("IDB") in the form of an Inducement and Loan Agreement (the "Inducement and Loan Agreement"). The Inducement and Loan Agreement was originally entered into between Birmware and the IDB and was subsequently assigned by Birmware to the Trust. In accordance with the terms of the Inducement and Loan Agreement, at the request of Birmware the IDB purchased the land and constructed the building with the proceeds of a non-interest bearing loan made by Birmware to the IDB and evidenced by a bond anticipation note.
The Trust acquired beneficial interest to the Allegiance Property upon payment to the IDB of the purchase price of $4,500,000.

               In June, 1992, the Trust financed $1,000,000 of the purchase price pursuant to a lease financing arrangement with the IDB, under which the IDB issued a first mortgage industrial revenue bond in the principal amount of $1,000,000 to a third party lender, Modern Woodmen of America. The payment of such revenue bond is collateralized by, among other things, a first mortgage lien on the property. The loan matures on September 1, 2001 and bears interest at an annual rate of 9.5% with monthly payments of interest only until maturity. The Trust, in turn, entered into a lease with the IDB under which the lease payments equal an amount sufficient to service the revenue bond. The Trust has the option to purchase the Allegiance Property at any time after the revenue bond has been paid in full for a nominal purchase price.

               The Allegiance Property is being leased to Allegiance under a pre-existing ten-year triple net lease which commenced on November 1, 1991 (the "Allegiance Lease", formerly the "Baxter Lease"). As part of the spin-off from Baxter International, Baxter assigned all of its right, title and interest under the Baxter Lease to Allegiance, and Allegiance assumed the obligations of Baxter under the lease accruing after the date of the assignment. Baxter remains liable to the Trust under the Allegiance Lease except with respect to any amendment of the Allegiance Lease subsequently entered into between the Trust and Allegiance. The Allegiance Lease has a base annual rent of $472,500. Allegiance is required to pay all taxes, utility charges, insurance, maintenance and repairs, management fees and all other charges relating to the use and occupancy of the Allegiance Property. Baxter International has unconditionally guaranteed all of the obligations under the Allegiance Lease, except with respect to any amendments entered into between the Trust and Allegiance. Under the terms of the Allegiance Lease, Allegiance has two five-year renewal options at rents which reflect increases in the Consumer Price Index, as published by the Bureau of Labor Statistics of the United States Department of Labor, from the initial commencement date of the lease through the renewal date; provided, however, that pursuant to the assignment and assumption agreement entered into between Baxter and Allegiance, any exercise by Allegiance of an option that would extend the term of the Allegiance Lease beyond December 31, 2006 is subject to the prior consent of Baxter. Any increase in rents may not be less than 3% nor more than 5% on a compounded annual basis. Rent attributed to the Allegiance Lease represented 14% of the Trust's total rental income in 1996, which percentage was unchanged from 1995.

               Allegiance has the right under the Allegiance Lease to require the Trust to pay for the expansion of the distribution center by an additional 88,920 square feet. Allegiance may exercise this right at any time during the initial ten years of the Allegiance Lease. If Allegiance does not exercise this option within the first five years of the Allegiance Lease, Allegiance would be obligated to pay the Trust an additional $100,000 if it later exercises the expansion option.

               Once the distribution center is expanded, the basic term of the Allegiance Lease will be automatically extended by five to ten years, at Allegiance's option, provided that under no circumstances will the term of the Allegiance Lease expire before the end of the ten-year basic term.
Commencement of the two five-year optional renewal terms would then be deferred until the end of the extended base term. Rent on the expanded space will depend on the length of the lease extension and prevailing interest rates at the time of expansion, but in no event will be less than 10.5% of the total cost of the expansion.

               If Allegiance exercises the expansion option, the Trust would attempt to finance 100% of the cost of construction of the expansion space and to arrange the term of such financing to be coterminous with the lease extension selected by Allegiance.

               The Allegiance Property is located at the interchange of Morgan Road and Interstate 459, a major artery serving the southern quadrant of the Birmingham metropolitan area. Birmingham is Alabama's largest city with, according to the National Census Bureau, a population in the metropolitan area in 1990 of over 907,000.

               Depreciation of that portion of the purchase price allocated to the distribution center is provided by the straight line method over a 40-year recovery period.

The Dana Property

               On September 28, 1992, pursuant to a Purchase and Sale agreement dated as of May 15, 1992 between the Trust and Shannon Properties Inc. ("Shannon"), a Delaware corporation, the Trust purchased all of Shannon's rights, title and interest in the land and a 148,000 square foot regional assembly facility built thereon (together, the "Dana Property"). The Trust purchased the rights to the Property for $3,100,000. The Dana Property is located on 20.95 acres in Gordonsville, Tennessee, and is serving as a regional assembly facility for Dana Corporation ("Dana").

               The Trust financed 50% of the purchase price of the Dana Property by obtaining a first mortgage loan from American Fidelity Assurance Company in the principal amount of $1,550,000. The loan is due on September 1, 2002 and bears interest at an annual rate of 9.5% with a 15-year amortization of monthly payments of principal and interest of $16,185, and a balloon payment in the amount of $770,669 payable upon maturity of the loan. The loan is secured by a deed of trust with respect to the Dana Property and assignment of the lease with Dana. On December 31, 1996, the balance of the loan was $1,311,013.

               The Dana Property is being leased to Dana under a pre-existing triple net lease (the "Dana Lease") whereby Dana is required to pay all taxes, utility charges, insurance, maintenance and repairs, management fees and all other charges relating to the use and occupancy of the Dana Property. The lease is for a term of 15 years, expiring on August 31, 2007. Dana has three options to renew and extend the lease consisting of two five-year periods followed by one term of four years and eleven months. The rent is payable monthly in advance. The monthly rental was $26,324.17 per month through the period ending July 31, 1996; $27,113.92 per month for the three-year period ending July 31, 1999; $27,927.33 per month for the three-year period ending July 31, 2002; $28,765.17 per month for the three-year period ending July 31, 2005 and $29,544.75 per month thereafter through August 31, 2007. The base rent for each renewal term will be fixed and will equal market rates, but, in no event less than 95% or greater than 105% of the rent in the year immediately preceding such option period. Rent attributed to the Dana Lease represented 10% of the Trust's total rental income in 1996, which percentage was unchanged from 1995.

               Dana is a manufacturer of vehicular products, including drivetrain components, engine parts and chassis products, and other industrial products, including fluid power systems and industrial power transmission products. Dana had reported revenues in 1996 of approximately $7.7 billion.


ITEM 3. LEGAL PROCEEDINGS.

                                               None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                               None



                                              PART II

ITEM 5.MARKET FOR REGISTRANT'S SHARES AND RELATED STOCKHOLDER MATTERS.

             The Trust's Shares were sold in the public offering at a price of $20 per share, except for an aggregate of 274,725 Shares which were sold in the offering to an institutional investor at a price of $18.20 per share, which lower price reflected a volume discount in the form of the elimination of the 6% selling commission and the waiver by the Advisor of the 3% allowance for offering and organization costs. See ITEM 12, SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Since the termination of the public offering in October, 1991, there have been only occasional, isolated trades of the Trust's Shares. No established public trading market for the Trust's Shares exists and none is anticipated.

             As of March 11, 1997, the Shares were held by 505 holders of record.

             It is the Trust's policy to make distributions at least quarterly to holders of its Shares aggregating annually at least 95% of its REIT Taxable Income (which term does not include capital gains realized by the Trust). In addition, when investment properties are sold by the Trust, the Trust intends to distribute the net proceeds (less appropriate reserves) of the sale of each investment property to the holders of its Shares (a "self-liquidating" distribution), except under limited circumstances.

             The following represents per share cash dividends to Shareholders for the years ended December 31, 1996 and 1995:

      Record Date        Dividend Per Share             Payment Date

      March 31, 1995           .35                      May 1995
      June 30, 1995            .35                      August 1995
      September 30, 1995       .35                      November 1995
      December 31, 1995        .35                      February 1996

      March 31, 1996           .35                      May 1996
      June 30, 1996            .35                      August 1996
      September 30, 1996       .35                      November 1996
      December 31, 1996        .35                      February 1997

ITEM 6.SELECTED FINANCIAL DATA.



                                    Year Ended December 31,

                     1996              1995           1994            1993           1992

Total Revenues      $3,459,966    $3,442,823      $3,443,391     $3,440,936    $3,232,331

Net Income             909,193       903,424         876,858        880,836       872,709

Net Income Per            0.90          0.89            0.87           0.87          0.86

 Share (1)


Total Assets        30,585,114    31,155,095      31,802,627     32,241,966    32,715,083

Long Term           15,404,146    15,470,369      15,506,127     15,421,658    15,344,500

 Obligations


Dividends                $1.40         $1.40           $1.40     $     1.40   $      1.50
Per Share

______________________


(1)            Based on 1,010,776 Shares outstanding during each of such years.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

               The Trust expects to have a life cycle consisting of three phases: (1) capital formation and property acquisition; (2) real estate portfolio management; and (3) property disposition. The Trust has completed the first phase, capital formation and property acquisition, and is currently in the second phase of its life cycle, real estate portfolio management.

               The following discussion should be read in conjunction with the Trust's financial statements commencing on page F-1 of this report.

               Liquidity and Capital Resources.The Trust's main sources of current liquidity are: (1) a working capital reserve generated by the cash proceeds from the Offering of Shares; (2) net cash flow generated from rental payments received from the Circuit City, Allegiance and Dana Properties; and
(3) borrowings from financial institutions.

               Since its inception in June 1989, the Trust's principal applications of its capital resources have been: (1) the acquisition of income producing real estate; (2) the payment of offering and organization expenses;
(3) the payment of interest and administrative expenses; (4) the payment of distributions to shareholders; and (5) payments in respect of mortgages.

               As of December 31, 1996, the Trust had cash of $834,489 and prepaid expenses of $102,525, totaling $937,014, of which $811,308 was invested in a money market fund of an affiliate. Of the total amount, approximately $396,000 represented a working capital reserve, $353,772 was reserved for dividends to be paid to Shareholders in February 1997 and the balance was reserved for operations.

               The Trust expects sufficient cash flow to be generated from operations to meet its current operating and debt service requirements on a short-term and long-term basis. The Trust's only significant liabilities are mortgages aggregating $15,404,146, maturing at various dates in approximately three to five years. The Trust anticipates satisfying these mortgages with the proceeds of refinancings or sales of underlying properties.

               The Trust paid dividends aggregating $1,566,702 in 1992, $1,415,086 in each of 1993, 1994, 1995 and 1996 and $353,772 in February 1997.
Dividends have been paid by the Trust in excess of net income. Such excess amounts have been charged to additional paid-in capital.

Results of Operations

1996 versus 1995

               Net income in 1996 approximated net income in 1995. Interest income increased due to the increase in cash invested in an interest bearing account. Interest expense decreased primarily due to the decrease in the interest rate on the Circuit City loan. An increase in general and administrative expenses was attributable primarily to an increase in the aggregate amount of trustee fees paid by the Trust. Such fees increased as a result of an additional independent trustee (which was due to the change in status of an existing trustee from an affiliated to an independent trustee) and payment for additional trustee meetings to discuss and review proposals received regarding potential sales of assets. (See Item 11. "Executive Compensation".)

1995 versus 1994

               Net income in 1995 increased from 1994 due to the decrease in interest expense resulting from the interest rate adjustment, from 9.25% to 8.875%, on the Circuit City loan. Although rental income recognized for financial statement purposes was the same for 1995 and 1994, actual rent received increased by approximately $170,000 due to the rental increase on the Circuit City Property, which became effective in March 1995. Interest expense decreased due to the reduction in the annual interest rate on the Circuit City loan, which also became effective in March 1995. However, since the pay rate on this loan increased from 8.5% to 8.875%, actual cash paid for interest increased by approximately $83,000. (See Item 2. "Property - The Circuit City Property"). Net cash flow during 1995 increased as the higher rent for the Circuit City Property more than offset the increased cash interest payments on the Circuit City loan. As a result of the increased cash flow, the base annual fee to the advisor increased by approximately $9,000 from 1994. (See Item 13. "Certain Relationships and Related Transactions".)



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               The information required by this Item is contained on pages F-1 through F-15 following this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               Not applicable.


                                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               There are currently five Trustees, four of whom (Messrs. Lowenthal, Ellwood, Sandler and Treadway) are Independent Trustees. Trustees serve for one-year terms.

               The Trustees and executive officers of the Trust and their primary occupations during the last five years or more are set forth below.

               James C. Cowles (Age 43: Trustee, Chairman, President and Treasurer of the Trust Since: December 1995) is a Managing Director of Smith Barney and Deputy Head of the Investment Banking Division and Co-Head of Equity Capital Markets. In 1995 and 1996, Mr. Cowles managed the Real Estate Finance Group of Smith Barney. In 1994, Mr. Cowles was responsible for the Fixed Income Capital Markets Group of Smith Barney. For the period from July 1991 through 1993, Mr. Cowles was CEO and Chairman of Cowles Educational Publishing Corp. Mr. Cowles originally joined Smith Barney in 1979 and was a Managing Director of Direct Investments when he left Smith Barney in June 1991 to form his own company. Mr. Cowles received his B.A. from Dennison University in 1977 and his M.B.A. from the Wharton School of Business, University of Pennsylvania in 1979.

               Richard S. Ellwood (Age 65: Trustee Since: 1989) is engaged in the real estate investment banking business through his own firm, R.S. Ellwood & Co., Incorporated, organized in 1987 and based in Rumson, New Jersey. From 1984 to 1987, Mr. Ellwood was a Managing Director, senior banker and a member of the Commitment Committee in the Investment Banking Division of Merrill Lynch Capital Markets. Mr. Ellwood was a Managing Director of Becker Paribas, Incorporated from 1978 to 1984 and prior thereto a Senior Vice President and Director of White, Weld & Co., Incorporated. He is a director of Apartment Investment & Management Corp. and of Felcor Suite Hotels, Inc. Mr. Ellwood received his bachelor's degree from Princeton University in 1953.

               Edward Lowenthal (Age 52: Trustee Since: 1990) is a founder, Trustee and President of Wellsford Residential Property Trust ("WRP"), a New York Stock Exchange listed real estate investment trust. WRP succeeded to the business of Wellsford Group, Inc., a private real estate investment firm of which Mr. Lowenthal was a founding shareholder, Director and President since its formation in 1986. Prior to Wellsford's formation, Mr. Lowenthal had been engaged in the practice of law for 15 years, becoming a Partner in the New York City law firm of Robinson, Silverman, Pearce, Aronsohn & Berman in 1981. In January 1984, Mr. Lowenthal became a Managing Director of Becker Paribas and then, in 1985, a Partner of Bear Stearns & Co. He is a Director of United American Energy Corporation, a developer of hydroelectric and other alternative energy facilities, and Great Lakes REIT. Mr. Lowenthal holds a B.A. degree from Case Western University and a J.D. degree from Georgetown University Law Center.

               Mark J. Sandler (Age 54: Trustee Since: 1989) is a private investor and a former senior Managing Director of Bear Stearns & Company. At Bear Stearns & Company, Mr. Sandler managed the firm's real estate activities and the activities of the Special Investments Group. Mr. Sandler retired from Bear Stearns & Company in 1988. Prior to joining Bear Stearns & Company in 1980, Mr. Sandler served as a Senior Vice President for Donaldson Lufkin Jenrette. He is a director of United Dominion Realty Trust. Mr. Sandler received his bachelor's degree from Amherst College in 1964 and received degrees in law and business administration from Columbia University in 1968.

               Stephen J. Treadway (Age 49: Trustee Since: 1989) is an Executive Vice President of PIMCO Advisors, L.P., an investment management firm which he joined in May 1996. Prior to that Mr. Treadway was an Executive Vice President and Director of Corporate Services at Smith Barney. He served as Chairman of the Board of the Trust from 1989 to December, 1992 and as the Chairman of the Advisor from 1989 to April, 1993. Mr. Treadway joined Smith Barney in 1981, and formerly served as Chairman of Smith Barney's mutual fund and unit trust complex and a Manager of the Direct Investments Department for Smith Barney. He also served as a Vice President of Smith Barney Real Estate Corporation from 1977 through 1981. Prior to 1977, Mr. Treadway practiced law with the firm of Finley, Kumble, Wagner, Heine, Underberg, Manley and Casey. Mr. Treadway received his bachelor's degree from Cornell University in 1969 and received his law degree from Columbia University Law School in 1972.

               The directors and executive officers of the Advisor and their backgrounds and primary occupations during the last five years or more are set forth below.

                     Directors and Officers of Corporate Realty Advisors Inc.

               Lewis L. Glucksman is a Director of the Advisor and Senior Advisor of Smith Barney. Prior to joining Smith Barney, Mr. Glucksman served as the Chairman of Glucksman & Company, a private investment banking firm which he founded in 1984. Mr. Glucksman had previously, for 21 years, been with Lehman Brothers, a predecessor company to Shearson Lehman, and served most recently as Lehman Brothers' Chairman and Chief Executive Officer. Mr. Glucksman is a graduate of the College of William and Mary and the Graduate School of Business Administration at New York University.

               A. George Saks is a Director and Secretary of the Advisor and an Executive Vice President, Secretary and General Counsel of Smith Barney which he joined in 1973. Prior to joining Smith Barney, Mr. Saks served as General Counsel for Neuberger Loeb & Co., Inc. from 1971 to 1973. Mr. Saks is a Director of the Law and Compliance Division of the Security Industry Association and is a member of the Federal Regulation Committee, the New York Bar Association and the American Bar Association. Mr. Saks is a graduate of Hofstra University Law School and New York University Graduate Law School.

               Robert Druskin is a Director of the Advisor and a Director and Vice Chairman of Smith Barney. Before joining Smith Barney in April 1991,
Mr. Druskin was a Senior Executive Vice President and Chief Financial Officer of Shearson Lehman Brothers Inc. and an Executive Vice President and Chief Financial Officer of Shearson Lehman Brothers Holdings Inc. He joined Shearson Hammill & Co. in 1969, serving in various capacities for the firm before becoming Treasurer in 1980, Chief Financial Officer in 1984 and Senior Executive Vice President in 1986. He was also a member of Shearson's
Executive Committee. Mr. Druskin is a graduate of Rutgers University and received his B.A. in Economics in 1969.

               James C. Cowles is the Chairman and President of the Advisor. Mr. Cowles's background and primary occupations during the last five years are set forth above under the caption DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

               Michael J. Day is Treasurer of the Advisor and an Executive Vice President of Smith Barney. He is also a Vice President and Controller of Smith Barney Holdings, Inc., the parent corporation of Smith Barney. Mr. Day joined Smith Barney in 1971. Mr. Day received his bachelor's degree from St. Francis College in 1971.



Compliance with Section 16(a) of the Exchange Act of 1934

        Section 16 of the Securities Exchange Act of 1934 requires the Trustees and executive officers of the Trust and persons who own more than ten percent of the Trust's Shares to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Shares of the Company. Such persons are required by SEC regulation to furnish the Trust with copies of all Section 16(a) forms they file. To the Trust's knowledge, all such filing requirements were complied with in 1996.


ITEM 11.EXECUTIVE COMPENSATION.

               Trustees and officers of the Trust who are affiliated with the Advisor are not entitled to compensation or reimbursement for out-of-pocket expenses from the Trust. Non-affiliated Trustees are entitled to receive annual Trustees fees of $8,000 and a fee of $1,000 for each Trustee meeting attended, as well as reimbursement for travel and other out-of-pocket expenses incurred in connection with attending any such meeting and for carrying on the business of the Trust. The Trustees attended five meetings in 1996 and were paid an aggregate amount of $46,000 representing fees for annual compensation and meetings.


ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               To the knowledge of management of the Trust, the following entity is the only holder of record or beneficial owner of more than 5% of the outstanding Shares of the Trust.

                                       Amount and Nature       Percent of
        Name and Address          of Beneficial Ownership       Class

        Glenmede Trust Company         274,725 Shares(1)         27.2%
        Trustee for the
          Pew Memorial Trust
        One Liberty Place
        1650 Market Street, Suite 1200
        Philadelphia, PA 19103

               (1) Sole voting and investment power.

               As of March 20, 1997, none of the Trustees or the officers of the Trust beneficially owned any Shares of the Trust. As of March 20, 1997, the Advisor owned 10,000 Shares of the Trust.

               Management of the Trust is not aware of any arrangements, including any pledge by any person of securities of the Trust, the operation of which may at a subsequent date result in a change in control of the Trust.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               The Trust has entered into an Advisory Services Agreement with the Advisor for real estate acquisition and disposition services, financing and administrative services and property management services. James C. Cowles is currently President of the Advisor and Chairman, President, Treasurer and a Trustee of the Trust.

               The Advisory Agreement provides for fees to be paid by the Trust to the Advisor as follows: (a) a base annual fee of 10% of the adjusted cash flow from operations, except that if total operating expenses of the Trust, for any twelve-month period exceed the greater of 2% of the Trust average invested assets or 25% of the Trust's net income, then the base annual fee will be reduced to a level that would not exceed such limit (the amount of such reduction to be deferred until and paid at such time as total operating expenses are less than the limits defined above); (b) an incentive fee of 15% of cash proceeds from sales or refinancings of the Trust's equity interest in real properties, after certain priority distributions to shareholders and other limitations; (c) a subordinated disposition fee amounting to the lessor of (i) 3% of the sale price of a property at the time of a sale after certain priority distributions to shareholders and other limitations, or (ii) the fee customarily charged by unaffiliated parties for rendering similar services;
(d) a mortgage placement fee amounting to the lessor of (i) 1% of the amount of financing or refinancing obtained by the Advisor or (ii) the fee customarily charged by unaffiliated parties rendering similar services. The mortgage placement fee will be reduced by the amount of any mortgage placement fee previously earned by the Advisor with respect to the same property.

               The Advisory Agreement also provides for the Advisor to be reimbursed for expenses incurred related to goods and materials acquired and administrative services performed for the Trust. This reimbursement will be payable out of adjusted cash from operations. Amounts charged by the Advisor for services may not exceed an amount equal to the lessor of (i) the actual cost of such services, or (ii) 90% of the competitive price which would be charged by an unaffiliated person for such services.

               The base annual fee payable to the Advisor for 1996 under the Advisory Agreement was $175,152. Of this amount, $161,211 was paid in 1996 and the balance of $13,941 was paid in February 1997. In addition, the Advisor charged the Trust $40,000 for administrative services in 1996.

               The Trust paid Smith Barney $1,393 for printing costs in 1996. The Trust also maintains an interest-bearing customer account with Smith Barney for investing funds that are kept for working capital and other purposes. Interest of $36,699 was earned by the Trust in 1996 on this account.

                                              PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



(a)(1),     See page F-2.
(2)
(b)            Reports on Form 8-K

               The Trust filed a report on Form 8-K with the Commission dated October 7, 1996 to report under Item 5, Other Events, that the Trust had entered into preliminary discussions regarding the potential sale of the Trust's portfolio of investment properties.

(a)(3),     Exhibits:
(c)
No.            Exhibit

(3)(a) First Amended and Restated Declaration of Trust, incorporated by reference to Exhibit 3 to Registration Statement No. 33-29987 (the "Registration Statement")

(b) Amendment to Amended and Restated Declaration of Trust dated December 27, 1995, incorporated by reference to Exhibit 3(b) to the Trust's Form 10-K Annual Report for the year ended
               December 31, 1995.

(4) Specimen Share Certificate, incorporated by reference to Exhibit 4 to the Trust's Form 10-K Annual Report for the Year Ended December 31, 1989 (the "1989 Form 10-K").

10(a) Amended and Restated Advisory Services Agreement incorporated by reference to Exhibit 10(b) to the Registration Statement.

(b) Dividend Reinvestment Plan (included in the Prospectus) incorporated by reference to Exhibit 10(c) of the Registration Statement.

(c) Management and Consulting Services Agreement incorporated by reference to Exhibit 10(e) of the Registration Statement.

(d) Ground Lease and Agreement, dated as of February 28, 1990, between CRAAC and Circuit City, incorporated by reference to
               Exhibit 10(g) to the 1989 Form 10-K.

(e) Assignment and Assumption of Ground Lease and Agreement, dated as of March 26, 1990, between CRAAC and the Trust, incorporated by reference to Exhibit 10(h) to the 1989 Form 10-K.

(f) Lease and Agreement, dated as of February 28, 1990, between CRAAC and Circuit City, incorporated by reference to Exhibit 10(i) to the 1989 Form 10-K.

(g) Assignment and Assumption of Lease and Agreement, dated as of March 26, 1990, between CRAAC and the Trust, incorporated by reference to Exhibit 10(j) to the 1989 Form 10-K.

(h) Letter Agreement Regarding Adjustment of Lease Rental Payments, dated February 28, 1990, among CRAAC, Circuit City and the Lender, incorporated by reference to Exhibit 10(k) to the 1989 Form 10-K.

(i) Construction Completion Agreement dated as of February 28, 1990, among CRAAC, Circuit City and the Lender, incorporated by reference to Exhibit 10(l) to the 1989 Form 10-K.

(j) Promissory Note, dated February 28, 1990, in the stated principal amount of $12,500,000 from CRAAC to the Lender, incorporated by reference to Exhibit 10(m) to the 1989 Form 10-K.

(k) Deed of Trust and Security Agreement, dated February 28, 1990, between CRAAC and certain trustees to secure payment on the Note, incorporated by reference to Exhibit 10(n) to the 1989 Form 10-K.

(l) Executed Assumption of Deed of Trust, dated as of March 26, 1990 by the Trust and consented to by the Lender, incorporated by reference to Exhibit 10(o) to the 1989 Form 10-K.

(m) Collateral Assignment of Lessor's Interest in Leases, dated February 28, 1990, between CRAAC and the Lender, incorporated by reference to Exhibit 10(p) to the 1989 Form 10-K.

(n) Agreement, dated as of March 15, 1990, between CRAAC and the Trust detailing the terms of the transfer of CRAAC's interest in the Circuit City Property to the Trust, incorporated by reference to Exhibit 10(q) to the 1989 Form 10-K.

(o) Certificate and Indemnity Agreement Regarding Hazardous Substances, dated February 28, 1990, by CRAAC to the Lender, incorporated by reference to Exhibit 10(s) to the 1989 Form 10-K.

(p) Assumption of Certificate and Indemnity Agreement Regarding Hazardous Substances, dated March 26, 1990, by the Trust, incorporated by reference to Exhibit 10(t) to the 1989 Form 10-K.

(q) Assignment of Closing Rights, dated March 26, 1990, between the Trust and CRAAC and consented to by Circuit City, incorporated by reference to Exhibit 10(u) to the 1989 Form 10-K.

(r) Purchase and Sale Agreement between Birmware I Limited Partnership (Seller) and Corporate Realty Income Trust I (Purchaser) dated as of October 19, 1990, incorporated by reference to Exhibit 10(v) to the 1990 Form 10-K.

(s) Lease Agreement, dated as of September 10, 1990 between Birmware I Limited Partnership ("Birmware") and Baxter Healthcare Corporation ("Baxter"), incorporated by reference to Exhibit 10(w) to the Trust's Form 10-Q Quarterly Report for the Quarter Ended September 30, 1991 (the "September 1991 Form 10-Q").

(t) Lease Guaranty, dated as of August 20, 1990, between Baxter International, Inc. and Birmware, incorporated by reference to
               Exhibit 10(x) to the September 1991 Form 10-Q.

(u) Inducement and Loan Agreement, dated as of October 20, 1990, between Industrial Development Board of the City of Bessemer ("IDB") and Birmware, incorporated by reference to Exhibit 10(y) to the September 1991 Form 10-Q.

(v) Assignment (Lease, Inducement and Loan Agreement and Related Rights), dated as of September 18, 1991, between Birmware and the Trust, incorporated by reference to Exhibit 10(z) to the September 1991 Form 10-Q.

(w) Confirmation of Guaranty, dated as of October 1, 1991, by Baxter International, Inc. to the Trust, incorporated by reference to
               Exhibit 10(aa) to the September 1991 Form 10-Q.

(x) Indemnity Agreement, dated as of November 29, 1990, between Baxter, Birmware, the Trust, Brice Building Company and the IDB, incorporated by reference to Exhibit 10(bb) to the September 1991 Form 10-Q.

(y) Bond Anticipation Note, dated as of October 9, 1991, between the IDB and the Trust, incorporated by reference to Exhibit 10(cc) to the September 1991 Form 10-Q.

(z) Estoppel Certificate, dated as of October 8, 1991, from Baxter to Birmware and the Trust, incorporated by reference to Exhibit 10(dd) to the September 1991 Form 10-Q.

(aa) Confirmation of Inducement and Loan Agreement, dated as of September 18, 1991, between the IDB and the Trust, incorporated by reference to Exhibit 10(ee) to the September 1991 Form 10-Q.

(bb) Loan commitment letters with Modern Woodmen of America dated December 27, 1991, January 6, 1992, January 13, 1992, January 17, 1992, January 23, 1992 and January 24, 1992, incorporated by reference to Exhibit (ff) to the Trust's Form 10-K Annual Report for the Year Ended December 31, 1991.

(cc) Purchase and Sale Agreement between Shannon Properties, Inc. and the Trust dated as of May 15, 1992, incorporated by reference to
               Exhibit 10(gg) to the Trust's Form 10-Q Quarterly Report for the Quarter Ended September 30, 1992 (the "September 1992 Form 10-Q").

(dd) Special Warranty Deed from Shannon Properties, Inc. to the Trust dated September 15, 1992, incorporated by reference to Exhibit 10(hh) to the September 1992 Form 10-Q.

(ee) Lease Agreement between Shannon Properties, Inc. and Dana Corporation Universal Joint Division dated December 19, 1983, incorporated by reference to Exhibit 10(ii) to the September 1992 Form 10-Q.

(ff) Assignment of Lease from Shannon Properties, Inc. to the Trust dated September 15, 1992, incorporated by reference to Exhibit 10(jj) to the September 1992 Form 10-Q.

(gg) Amendment to Lease dated as of May 15, 1992 between the Trust and Dana Corporation, incorporated by reference to Exhibit 10(kk) to the September 1992 Form 10-Q.

(hh) Deed of Trust and Security Agreement from the Trust to American Fidelity Assurance Company dated September 21, 1992, incorporated by reference to Exhibit 10(ll) to the September 1992 Form 10-Q.

(ii) Assignment of Leases and Rents dated September 21, 1992 from the Trust to American Fidelity Assurance Company, incorporated by reference to Exhibit 10(mm) to the September 1992 Form 10-Q.

(jj) Promissory Note from the Trust to American Fidelity Assurance Company in the principal amount of $1,550,000 dated September 28, 1992, incorporated by reference to Exhibit 10(nn) to the September 1992 Form 10-Q.

(kk) Lease, dated as of January 1, 1992, between the IDB and the Trust with respect to the Baxter Property, incorporated by reference to Exhibit 10(oo) to the Trust's Form 10-K Annual Report for the Year Ended December 31, 1992 (the "1992
               Form 10-K").

(ll) Mortgage and Trust Indenture, dated as of March 20, 1992, between the IDB and Security Pacific National Trust Company (New
               York), as Trustee, incorporated by reference to Exhibit 10(pp) to the 1992 Form 10-K.

(mm) First Mortgage Industrial Revenue Bond (Baxter Project) in the amount of $1,000,000 issued by the IDB to Modern Woodmen of America, incorporated by reference to Exhibit 10(qq) to the 1992 Form 10-K.

(nn) Assignment of Leases and Rents, dated as of March 20, 1992, between the IDB and Security Pacific National Trust Company (New
               York), as Trustee, incorporated by reference to Exhibit 10(rr) to the 1992 Form 10-K.

(oo) Bond Anticipation Note, dated as of October 9, 1991, between the IDB and the Trust, marked "Cancelled" (see Exhibit 10(cc) above), incorporated by reference to Exhibit 10(ss) to the 1992 Form 10-K.

(pp) Letters dated December 7, 1994 and January 3, 1995 from Principal Mutual Life Insurance Company regarding change in interest rate under the $12,500,000 Promissory Note payable to Principal, incorporated by reference to Exhibit 10(pp) to the Trust's Form 10-K Annual Report for the Year Ended December 31, 1994.

(27)           Financial Data Schedule

(d)            Financial statement schedule - See page F-2.

                                      SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                      CORPORATE REALTY INCOME TRUST I


Dated: March 28, 1997         By:/s/ James C. Cowles
                                         James C. Cowles, Chairman,
                                         President and Treasurer


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.


Dated: March 28, 1997         By: /s/ James C. Cowles
                                         James C. Cowles, not individually,
                                         but as Trustee of Corporate
                                         Realty Income Trust I and as
                                         Chairman, President
                                         and Treasurer

Dated: March 28, 1997         By:/s/ Valerie A. St. John
                                         Valerie A. St. John
                                         Controller

Dated: March 28, 1997         By: /s/ Stephen J. Treadway
                                         Stephen J. Treadway, not
                                         individually, but as Trustee of
                                         Corporate Realty Income Trust I

Dated: March 28, 1997         By:/s/ Mark J. Sandler
                                         Mark J. Sandler, not
                                         individually, but as Trustee of
                                         Corporate Realty Income Trust I

Dated: March 28, 1997         By: /s/ Edward Lowenthal
                                         Edward Lowenthal, not
                                         individually, but as Trustee of
                                         Corporate Realty Income Trust I

Dated: March 28, 1997         By: /s/ Richard S. Ellwood
                                         Richard S. Ellwood, not
                                         individually, but as Trustee of
                                         Corporate Realty Income Trust I