Form 10-Q
period 1997-03-31
CORPORATE REALTY INCOME TRUST I
filed 1997-05-15
CIK 853075

SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C. 20549
                                             FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1997

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                    to


                          Commission file number 33-29987

                          Corporate Realty Income Trust I
              (Exact name of registrant as specified in its charter)


   Massachusetts                                                 13-6931017
(State of organization)                                       (I.R.S. Employer
                                                             identification No.)


388 Greenwich Street, 37th Floor, New York, New York                  10013
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

Yes X    No


The number of shares of beneficial interest of the Registrant outstanding as of May 12, 1997 is 1,010,776 shares.

                                  CORPORATE REALTY INCOME TRUST I

                                               Index

                                                                       Page No.

Part I            Financial information                                    3

                  Balance Sheets --
                  March 31, 1997 and December 31, 1996                     4

                  Statements of Income --
                  For the three months ended March 31, 1997 and 1996       5

                  Statements of Cash Flows --
                  For the three months ended March 31, 1997 and 1996       6

                  Notes to the Financial Statements                        7

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            9

Part II           Other information                                       10

                  Signatures                                              11

                                  Part I.  Financial Information


Item I.  Financial Statements


The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                                  CORPORATE REALTY INCOME TRUST I
                                          BALANCE SHEETS
                               March 31, 1997 and December 31, 1996


                                                                    March 31,       December 31,
                                                                       1997             1996
ASSETS: (Unaudited)

Real estate, at cost:
  Land                                                            $   715,400       $   715,400
  Buildings                                                        31,884,600        31,884,600
                                                                   32,600,000        32,600,000
  Less:  accumulated depreciation                                   5,253,820         5,054,542
                                                                   27,346,180        27,545,458
Cash and cash equivalents                                             861,829           834,489
Rent receivable                                                        10,928             -
Prepaid expenses                                                       98,935           102,525
Deferred rent receivable                                            2,056,897         2,020,078
Deferred financing costs, net of
  accumulated amortization of $149,310 in
  1997 and $143,594 in 1996                                            76,848            82,564
     Total assets                                                 $30,451,617       $30,585,114


LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Mortgage loans payable                                            $15,386,588       $15,404,146
Accrued expenses                                                       48,626            78,436
Due to affiliates                                                      54,390            13,941
Dividends payable                                                     353,772           353,772
     Total liabilities                                             15,843,376        15,850,295

Shareholders' equity:
Shares of beneficial interest $.10 par value;
20,000,000 shares authorized; 1,010,776
shares issued and outstanding                                         101,078           101,078
Additional paid-in-capital                                         14,507,163        14,633,741
Retained earnings                                                    -                  -
     Total shareholder's equity                                   14 ,608,241        14,734,819

     Total liabilities and shareholders' equity                   $30,451,617       $30,585,114


                          See accompanying notes to financial statements.

                                  CORPORATE REALTY INCOME TRUST I
                                       STATEMENTS OF INCOME
                        For the three months ended March 31, 1997 and 1996
                                            (Unaudited)



                                                                    1997                1996

Income:
   Rental                                                         $ 855,817           $ 855,817
   Dividend and interest                                              6,893               4,125
                                                                    862,710             859,942

Expenses:
   Interest                                                         350,829             352,426
   Depreciation                                                     199,278             199,279
   General and administrative                                        41,479              38,863
   Annual advisor fee                                                43,930              43,518
                                                                    635,516             634,086

Net income                                                       $  227,194          $  225,856

Net income per share                                             $      .23          $      .22

Dividend per share                                               $      .35          $      .35











                          See accompanying notes to financial statements

                                  CORPORATE REALTY INCOME TRUST I
                                     STATEMENTS OF CASH FLOWS

                        For the three months ended March 31, 1997 and 1996
                                            (Unaudited)

                                                                    1997                1996

Cash flows from operating activities:
   Net income$ 227,194$ 225,856
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization of
            deferred financing costs                              204,994             204,994
         Changes in assets and liabilities:
             (Increase) decrease in rent receivable               (10,928)            206,510
              Decrease in prepaid expenses                          3,590              89,688
              Decrease in accrued expenses                        (29,810)            (18,620)
              Increase in deferred rent receivable                (36,819)            (39,188)
              Increase in amount due to affiliate                  40,449              53,518
                Total adjustments                                 171,476             496,902
            Net cash provided by operating activities             398,670             722,758

Cash flows from financing activities:
   Principal payments on mortgage                                 (17,558)            (15,973)
   Dividends paid to shareholders                                (353,772)           (353,772)
            Net cash used in financing activities                (371,330)           (369,745)

   Net increase in cash and cash equivalents                       27,340             353,013
   Cash and cash equivalents at beginning of period               834,489             531,435
   Cash and cash equivalents at end of period                   $ 861,829           $ 884,448

Supplemental disclosure of cash flow information:
   Cash paid for interest during the three months ended March 31, 1997 and 1996 amounted to $353,030 and $241,961, respectively.

Non-cash transactions:
   Dividends declared and unpaid as of March 31, 1997 and 1996 amounted to $353,772.




                          See accompanying notes to financial statements.

                                  CORPORATE REALTY INCOME TRUST I
                                   NOTES TO FINANCIAL STATEMENTS
                                          March 31, 1997
                                            (Unaudited)


1.     General

       The accompanying financial statements and related notes of Corporate Realty Income Trust I (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. These financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1996.

       The amount of net income per share was calculated using the number of shares outstanding of 1,010,776 for the periods ended March 31, 1997 and 1996. Dividends declared as of March 31, 1997 and 1996 amounted to $.35 per share.


2.     Rental Income

       In accordance with the Financial Accounting Standards Board Statement No.13, "Accounting for Leases," the Company recognizes rental income on a straight-line basis over the fixed term of the lease period. Rental income is net of the rent due to Circuit City under the terms of the ground lease. Deferred rent receivable represents unbilled future rentals. The following reconciles rental income received to rental income recognized for the three months ended March 31, 1997 and 1996.



                                       1997         1996

Rental income received               $818,998     $816,629
Deferred rent                          36,819       39,188
Rental income recognized             $855,817     $855,817

                                  CORPORATE REALTY INCOME TRUST I
                              NOTES TO FINANCIAL STATEMENTS (Cont'd)
                                          March 31, 1997
                                            (Unaudited)

3.   Transactions with Affiliates

     The Company maintains an interest-bearing customer account with Smith Barney Inc. For the three months ended March 31, 1997 and 1996, the Company earned interest on this account of $6,893 and $4,125, respectively. For purposes of these financial statements, the Company considers this account to be cash.

     The Company incurred expenses of $11,000 for the three months ended March 31, 1997 for administrative services performed by Corporate Realty Advisors, Inc. (the "Advisor") which was unpaid at March 31, 1997. The Advisor earned $43,930 of the annual advisor fee for the three months ended March 31, 1997, which was unpaid as of such date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 1997


Liquidity and Capital Resources

    At March 31, 1997, the Company had cash of approximately $862,000 which was invested in an interest bearing account, and prepaid expenses and receivables totalling approximately $110,000. Of these amounts, approximately $515,000 represented a working capital reserve, $353,772 was reserved to pay the quarterly dividend in May 1997 and the balance was reserved for operations.

    The Company expects sufficient cash flow to be generated from operations to meet its current operating and debt service requirements on a short-term and long-term basis. The Company's only significant liabilities are mortgages aggregating approximately $15,386,588, maturing at various dates in approximately three to five years. The Company anticipates satisfying these mortgages with the proceeds of refinancings or sales of the underlying properties.


Results of Operations

    Net income for the three months ended March 31, 1997 approximated that of the corresponding period in 1996. The Company completed the property acquisition stage of its life cycle in 1992 and has been in the portfolio management stage since the beginning of 1993. As a result, rental income and related expenses are comparable for the quarters ended March 31, 1997 and 1996.

                                    Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       (27)   Financial Data Schedule


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



                                          CORPORATE REALTY INCOME TRUST I
                                                   (Registrant)




Dated:         May 13, 1997               By: /s/ James C. Cowles
                                              James C. Cowles
                                              Chairman, President, and Treasurer






Dated:         May 13, 1997               By: /s/ Valerie A. St. John
                                              Valerie A. St. John
                                              Controller