Form 10-Q
period 1997-06-30
CORPORATE REALTY INCOME TRUST I
filed 1997-08-19
CIK 853075

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997

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

Yes X No

The number of shares of beneficial interest of the Registrant outstanding as of August 18, 1997 is 1,010,776 shares.

                           CORPORATE REALTY INCOME TRUST I

                                        Index


                                                   Page No.

Part I    Financial information                        3

     Balance Sheets --
     June 30, 1997 and December 31, 1996               4

     Statements of Income --
     For the three months ended June 30, 1997 and 1996 5

     Statements of Income -
     For the six months ended June 30, 1997 and 1996   6

     Statements of Cash Flows --
     For the six months ended June 30, 1997 and 1996   7

     Notes to the Financial Statements  8

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations     10

Part II   Other information                            11

     Signatures                                        12

                           Part I.  Financial Information


Item I.  Financial Statements


The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                           CORPORATE REALTY INCOME TRUST I
                                   BALANCE SHEETS
                         June 30, 1997 and December 31, 1996

                                                June 30,      December 31,
                                                   1997           1996
                                               -----------    -----------
ASSETS:                                        (Unaudited)

Real estate, at cost:
     Land                                      $   715,400    $   715,400
     Buildings                                  31,884,600     31,884,600
                                               -----------    -----------
                                                32,600,000     32,600,000
     Less:  accumulated depreciation             5,453,098      5,054,542
                                               -----------    -----------
                                                27,146,902     27,545,458
Cash and cash equivalents                          946,623        834,489
Rent receivable                                     39,375          -
Prepaid expenses                                    98,935        102,525
Deferred rent receivable                         2,093,715      2,020,078
Deferred financing costs, net of
     accumulated amortization of $155,027 in
     1997 and $143,594 in 1996                      71,131         82,564
                                               -----------    -----------
          Total assets                         $30,396,681    $30,585,114
                                               ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Mortgage loans payable                         $15,368,610    $15,404,146
Accrued expenses                                   181,458         78,436
Due to affiliates                                   20,004         13,941
Rent received in advance                           206,510              0
Dividends payable                                  353,772        353,772
                                               -----------    -----------
          Total liabilities                     16,130,354     15,850,295
                                               -----------    -----------

Shareholders' equity:
Shares of beneficial interest $.10 par value;
20,000,000 shares authorized; 1,010,776
shares issued and outstanding                      101,078        101,078
Additional paid-in-capital                      14,165,249     14,633,741
Retained earnings                                    -              -
                                               -----------    -----------
          Total shareholder's equity           14 ,266,327     14,734,819
                                               -----------    -----------

          Total liabilities and
          shareholders' equity                 $30,396,681    $30,585,114
                                               ===========    ===========

     See accompanying notes to financial statements.

                           CORPORATE REALTY INCOME TRUST I
                                STATEMENTS OF INCOME
                  For the three months ended June 30, 1997 and 1996
                                     (Unaudited)


                                        1997        1996
                                      --------   ---------
Income:
     Rental                          $ 855,816  $  855,817
     Dividend and interest               7,866       9,455
                                      --------   ---------
                                       863,682     865,272
                                      --------   ---------

Expenses:
     Interest                          350,265     352,043
     Depreciation                      199,278     199,279
     General and administrative         44,710      40,661
     Annual advisor fee                 20,004      43,381
     Proposed merger expenses          237,567           0
                                      --------   ---------

                                       851,824     635,364
                                      --------   ---------

Net income                           $  11,858  $  229,908
                                      ========   =========

Net income per share                 $     .01  $      .23
                                      ========   =========

Dividend per share                   $     .35  $      .35
                                      ========   =========


     See accompanying notes to financial statements

                           CORPORATE REALTY INCOME TRUST I
                                STATEMENTS OF INCOME
                   For the six months ended June 30, 1997 and 1996
                                     (Unaudited)


                                        1997        1996
                                     ---------    ---------
Income:
     Rental                         $1,711,633   $1,711,633
     Dividend and interest              14,759       13,624
                                     ---------    ---------
                                     1,726,392    1,725,257
                                     ---------    ---------

Expenses:
     Interest                          701,094      704,469
     Depreciation                      398,556      398,557
     General and administrative         86,189       79,524
     Annual advisor fee                 63,934       86,899
     Proposed merger expenses          237,567            0
                                     ---------    ---------

                                     1,487,340    1,269,449
                                     ---------    ---------

Net income                          $  239,052   $  455,808
                                     =========    =========

Net income per share                $      .24   $      .45
                                     =========    =========

Dividend per share                  $      .35   $      .35
                                     =========    =========



     See accompanying notes to financial statements


                           CORPORATE REALTY INCOME TRUST I
                              STATEMENTS OF CASH FLOWS
                   For the six months ended June 30, 1997 and 1996
                                     (Unaudited)


                                                         1997         1996
                                                      --------      --------
Cash flows from operating activities:
  Net income                                         $ 239,052     $ 455,808
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization of
      deferred financing costs                         409,989       409,987
     Changes in assets and liabilities:
       (Increase) decrease in rent receivable          (39,375)      206,510
       Decrease (increase) in prepaid expenses           3,590       (16,477)
       Increase in deferred rent receivable            (73,637)      (78,376)
       Increase (decrease) in accrued expenses         103,022       (31,016)
       Increase in amount due to affiliate               6,063        44,041
       Increase in rent received in advance            206,510             0
                                                      --------      --------

         Total adjustments                             616,162       534,669
                                                      --------      --------

       Net cash provided by operating activities       855,214       990,477
                                                      --------      --------

Cash flows from financing activities:
  Principal payments on mortgage                       (35,536)      (32,327)
  Dividends paid to shareholders                      (707,544)     (707,543)
                                                      --------      --------
       Net cash used in financing activities          (743,080)     (739,870)
                                                      --------      --------

  Net increase in cash and cash equivalents            112,134       250,607
  Cash and cash equivalents at beginning of period     834,489       531,435
                                                      --------      --------
  Cash and cash equivalents at end of period         $ 946,623      $782,042
                                                      ========      ========


Supplemental disclosure of cash flow information:
  Cash paid for interest during the six months ended June 30, 1997 and 1996 amounted to $812,711 and $628,508, respectively.

Non-cash transactions:
  Dividends declared and unpaid as of June 30, 1997 and 1996 amounted to $353,772.



     See accompanying notes to financial statements.

                           CORPORATE REALTY INCOME TRUST I
                            NOTES TO FINANCIAL STATEMENTS
                                    June 30, 1997
                                     (Unaudited)

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

     The amount of net income per share was calculated using the number of shares outstanding of 1,010,776 for the periods ended June 30, 1997 and 1996. Dividends declared as of June 30, 1997 and 1996 amounted to $.35 per share.


2.   Rental Income

     In accordance with the Financial Accounting Standards Board Statement No. 13, "Accounting for Leases," the Company recognizes rental income on a straight-line basis over the fixed term of the lease period. Rental income is net of the rent due to Circuit City under the terms of the ground lease. Deferred rent receivable represents unbilled future rentals. The following reconciles rental income received to rental income recognized for the three and six months ended June 30, 1997 and 1996.

                           For the three months     For the six months
                             ended  June 30,         ended  June 30,
                             1997       1996         1997        1996
                            -------    -------    ---------    ---------

Rental income received     $818,998   $816,629   $1,637,996   $1,633,257
Deferred rent                36,818     39,188       73,637       78,376
                            -------    -------    ---------    ---------
Rental income recognized   $855,816   $855,817   $1,711,633   $1,711,633
                            =======    =======    =========    =========


                           CORPORATE REALTY INCOME TRUST I
                       NOTES TO FINANCIAL STATEMENTS (Cont'd)
                                    June 30, 1997
                                     (Unaudited)

3.   Transactions with Affiliates

     The Company maintains an interest-bearing customer account with Smith Barney Inc. For the three and six months ended June 30, 1997 and 1996, the Company earned interest on this account of $7,866 and $14,759, respectively and $9,455 and $13,624, respectively. For purposes of these financial statements, the Company considers this account to be cash.

     The Company incurred expenses of $22,000 for the six months ended June 30, 1997 for administrative services performed by Corporate Realty Advisors, Inc. (the "Advisor") which was paid at June 30, 1997. The Advisor earned $63,934 of the annual advisor fee for the six months ended June 30, 1997, of which $20,004 was unpaid as of such date.


4.   Proposed Merger Agreement

     On May 29, 1997 the Company entered into a definitive merger agreement with a publicly traded real estate investment trust, Lexington Corporate Properties, Inc., ("Lexington") whereby the Company would be merged into Lexington. In the merger, Lexington would assume all of the mortgage debt of the Company and would issue to the Company shareholders between approximately 1.272 and 1.481 shares of Lexington common stock for each outstanding share of Company stock. The number of shares to be issued by Lexington will be based upon the closing price of Lexington's stock during the twenty trading days immediately preceding the fifth business day prior to the date of the Company's shareholders' meeting.
The transaction, subject to approval by the Company's shareholders and certain other customary conditions, is expected to close in September 1997.

     In connection with the proposed merger, the Company has incurred expenses of approximately $238,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the six months ended June 30, 1997


Liquidity and Capital Resources
-------------------------------

     At June 30, 1997, the Company had cash of approximately $947,000 which was invested in an interest bearing account, and prepaid expenses and receivables totalling approximately $138,000. Of these amounts, approximately $323,000 represented a working capital reserve, $353,772 was reserved to pay the quarterly dividend in August 1997 and the balance was reserved for operations. The working capital reserve decreased by approximately $190,000 from the previous quarter due to incurring approximately $238,000 of expenses in connection with a proposed merger.

     On May 29, 1997, the Company entered into a definitive merger agreement with a publicly traded real estate investment trust, Lexington Corporate Properties, Inc. ("Lexington") whereby the Company would be merged with and into Lexington. Under the terms of the merger agreement, the shareholders of the Company would receive between 1.272 and 1.481 shares of common stock of Lexington in exchange for each share of Company stock. The merger is subject to Company shareholder approval and certain other customary conditions. The transaction, if approved, is expected to close in September.

     The Company's only significant liabilities are mortgages aggregating approximately $15,386,610, maturing at various dates in approximately three to five years. The Company anticipates satisfying these mortgages with the proceeds of refinancings or sales of the underlying properties. In the proposed merger, all of the mortgage debt would be assumed by Lexington.

     The Company expects sufficient cash flow to be generated from operations to meet its current operating and debt service requirements on a short-term and long-term basis. The Company expects to incur an additional $120,000 in proposed merger expenses which would be paid from working capital reserves and would, therefore, not affect the Company's current dividend rate paid to shareholders.


Results of Operations
---------------------

     Net income for the three and six months ended June 30, 1997 decreased by approximately $218,000 from each of the corresponding periods in 1996 due to expenses incurred in 1997 in connection with the proposed merger. The Company incurred approximately $238,000 of such merger expenses. These additional expenses were offset by a decrease in the annual advisor fee, which is based on cash flow, by approximately $20,000.

     The Company completed the property acquisition stage of its life cycle in 1992 and has been in the portfolio management stage since the beginning of 1993. As a result, rental income, interest expense and depreciation are comparable for the periods ended June 30, 1997 and 1996.

                             Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

   (10.1) Agreement and Plan of Merger dated May 29, 1997 between the Company and Lexington Corporate Properties, Inc. incorporated by reference to Exhibit (1) to the Company's Form 8-K Current Report dated
           May 29, 1997.

   (27.1)  Financial Data Schedule


(b) Reports on Form 8-K

    The Company filed a report on Form 8-K with the Commission dated
    May 29,1997 to report under Item 5, Other Events, that the Company had entered into an Agreement and Plan of Merger with Lexington Corporate Properties, Inc.

                                     SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             CORPORATE REALTY INCOME TRUST I
                                                     (Registrant)




Dated:    August 18, 1997               By: James C. Cowles
                                            Chairman, President, and Treasurer






Dated:    August 18, 1997               By: Valerie A. St. John
                                            Controller

                                     SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             CORPORATE REALTY INCOME TRUST I
                                                     (Registrant)




Dated:    August 18, 1997               By: /s/ James C. Cowles
                                            James C. Cowles
                                            Chairman, President, and Treasurer






Dated:    August 18, 1997               By: /s/ Valerie A. St. John
                                            Valerie A. St. John
                                            Controller