Form 10-K/A
period 1996-12-31
CORPORATE REALTY INCOME TRUST I
filed 1997-09-18
CIK 853075

SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549


                                        Form 10-K/A. No. 1

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


                                DOCUMENTS INCORPORATED BY REFERENCE

                                               None

        The Trust's Form 10-K Annual Report for the fiscal year ended December 31, 1996 is hereby amended by deleting the last paragraph under the caption "The Circuit City Property" set forth in ITEM 2. PROPERTY and by adding a substitute paragraph in lieu thereof containing summarized financial information of Circuit City, such that, as so amended, ITEM 2. PROPERTY reads in its entirety as follows:

"ITEM 2.PROPERTY.

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

               The rate of interest on the Note was subject to adjustment at the end of five years to reflect the then current interest rate offered by the Lender for a real estate loan of similar quality, term and amount, with the setting of an amortization arrangement as then prevalent in the lending industry. In December 1994, the Trust reached an agreement with the Lender with respect to the interest rate for the second five years. Effective March 1, 1995, the interest rate under the Note decreased from 9.25% to 8.875%, and interest on the Note is now payable in full monthly. The principal amount of the Note plus the unpaid interest which accrued during the first five years of the loan, totaling $13,093,133 in the aggregate, is payable on March1, 2000.

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

               The lease for the Circuit City office building (the "Circuit City Lease") is a triple net lease under which Circuit City is responsible for real estate taxes, maintenance, utility fees and insurance. As sole tenant, Circuit City occupies 100% of the leasable square footage. The Circuit City Lease commenced on February 28, 1990 and will expire on February 28, 2010. Circuit City has five options to renew and extend the Circuit City Lease consisting of four ten-year periods followed by one five-year period. The monthly rental for years one through five was $189,583 payable monthly in advance. The monthly rental for years six through ten is $206,510 and monthly rental for years eleven through twenty will be $238,281. The rent for each renewal term may be adjusted by the percent change in the consumer price index, as defined in the Circuit City Lease. Rent attributed to the Circuit City Lease represented 76% of the Trust's total rental income in 1996, which percentage was unchanged from 1995.

        Circuit City is a leading retailer of brand name consumer electronics and major appliances and, through its CarMax division, new and used automobiles with 500 stores in 42 states. It also owns subsidiaries that provide consumer financing, extended warranty programs and repair and maintenance services relating to substantially all products it sells. Circuit City Stores, Inc. is a public company (NYSE) and therefore it files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). Circuit City's reports, statements and other documents filed with the Commission may be read or copied at the Commission's public reference rooms in Washington, D.C., New York, New York and Chicago, Illinois. Interested persons may call the Commission at 1-800-SEC-0330 for further information about the public reference rooms. Circuit City's filings are also available to the public from the Commission's internet web site at http:/www.sec.gov. Summarized financial information of Circuit City as of and for the years ended February 28, 1997 and February 29, 1996 and for the year ended February 28, 1995, which was derived from the reports filed with the Commission, is as follows:

                                           1997                 1996                1995
                                       ----------         --------------        ----------
                                                          (in thousands)
Net sales                              $7,663,811           $7,029,123          $5,582,947
Gross profit                            1,761,100            1,634,830           1,385,000
Net earnings                                                                       167,875
                                          136,414              179,375
Current assets                          2,163,133            1,735,677
Current liabilities
                                          836,651              831,175
Total assets                            3,081,173            2,526,022
Total liabilities                       1,466,317            1,462,101
Stockholder's equity                    1,614,856            1,063,921



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

               The Allegiance Property is being leased to Allegiance under a pre-existing ten-year triple net lease which commenced on November 1, 1991 (the "Allegiance Lease", formerly the "Baxter Lease"). As part of the spin-off from Baxter International, Baxter assigned all of its right, title and interest under the Baxter Lease to Allegiance, and Allegiance assumed the obligations of Baxter under the lease accruing after the date of the assignment. Baxter remains liable to the Trust under the Allegiance Lease except with respect to any amendment of the Allegiance Lease subsequently entered into between the Trust and Allegiance. The Allegiance Lease has a base annual rent of $472,500. Allegiance is required to pay all taxes, utility charges, insurance, maintenance and repairs, management fees and all other charges relating to the use and occupancy of the Allegiance Property. Baxter Internationalhas unconditionally guaranteed all of the obligations under the Allegiance Lease, except with respect to any amendments entered into between the Trust and Allegiance. Under the terms of the Allegiance Lease, Allegiance has two five-year renewal options at rents which reflect increases in the Consumer Price Index, as published by the Bureau of Labor Statistics of the UnitedStates Department of Labor, from the initial commencement date of the lease through the renewal date; provided, however, that pursuant to the assignment and assumption agreement entered into between Baxter and Allegiance, any exercise by Allegiance of an option that would extend the term of the Allegiance Lease beyond December31, 2006 is subject to the prior consent of Baxter. Any increase in rents may not be less than 3% nor more than 5% on a compounded annual basis. Rent attributed to the Allegiance Lease represented 14% of the Trust's total rental income in 1996, which percentage was unchanged from 1995.

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

The Dana Property

               On September 28, 1992, pursuant to a Purchase and Sale agreement dated as of May15, 1992 between the Trust and Shannon Properties Inc. ("Shannon"), a Delaware corporation, the Trust purchased all of Shannon's rights, title and interest in the land and a 148,000 square foot regional assembly facility built thereon (together, the "Dana Property"). The Trust purchased the rights to the Property for $3,100,000. The Dana Property is located on 20.95acres in Gordonsville, Tennessee, and is serving as a regional assembly facility for Dana Corporation ("Dana").

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

               Dana is a manufacturer of vehicular products, including drivetrain components, engine parts and chassis products, and other industrial products, including fluid power systems and industrial power transmission products. Dana had reported revenues in 1996 of approximately $7.7 billion."

SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                         CORPORATE REALTY INCOME TRUST I


Dated: September 16, 1997                By:/s/ James C. Cowles
                                         James C. Cowles, Chairman,
                                         President and Treasurer


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Trust and in the capacities and on the dates indicated.

Dated: September 16, 1997            By: /s/ James C. Cowles
                                         James C. Cowles, not individually,
                                         but as Trustee of Corporate
                                         Realty Income Trust I and as
                                         Chairman, President
                                         and Treasurer

Dated: September 16, 1997            By: /s/Valerie A. St. John

                                         Valerie A. St. John
                                         Controller

Dated: September    , 1997           By:
                                         Richard S. Ellwood, not
                                         individually, but as Trustee of
                                         Corporate Realty Income Trust I

Dated: September 16, 1997            By: /s/ Edward Lowenthal
                                         Edward Lowenthal, not
                                         individually, but as Trustee of
                                         Corporate Realty Income Trust I

Dated: September 16, 1997            By: /s/ Mark J. Sandler
                                         Mark J. Sandler, not
                                         individually, but as Trustee of
                                         Corporate Realty Income Trust I

Dated: September 16, 1997            By: /s/ Stephen J. Treadway
                                         Stephen J. Treadway, not
                                         individually, but as Trustee of
                                         Corporate Realty Income Trust I