Form 10-Q
period 1997-09-30
CORPORATE REALTY INCOME TRUST I
filed 1997-11-14
CIK 853075

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                             FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For    the    transition   period   from                      to


                             Commission file number 33-29987

             CORPORATE REALTY INCOME TRUST I
         (Exact name of registrant as specified in its charter)


   MASSACHUSETTS                                  13-6931017
(State of organization)                       (I.R.S. Employer
                                              identification No.)


388 GREENWICH STREET, 33TH FLOOR, NEW YORK, NEW YORK     10013
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

Yes X No


The number of shares of beneficial interest of the Registrant outstanding as of November 11, 1997 is 1,010,776 shares.

                  CORPORATE REALTY INCOME TRUST I

                               Index


                                                         PAGE NO.

Part I      Financial information                                     3

            Balance Sheets --
            September 30, 1997 and December 31, 1996                  4

            Statements of Income --
            For the three months ended September 30, 1997 and 1996    5

            Statements of Income -
            For the nine months ended September 30, 1997 and 1996     6

            Statements of Cash Flows --
            For the nine months ended September 30, 1997 and 1996     7

            Notes to the Financial Statements                         8

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations            10


Part II     Other information                                        11

            Signatures                                               12

                  PART I.  FINANCIAL INFORMATION


Item I.  Financial Statements


The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE REALTY INCOME TRUST I
                          BALANCE SHEETS
             SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                              SEPTEMBER 30,       DECEMBER 31,

                                                  1997                1996
ASSETS:                                        (Unaudited)

Real estate, at cost:
 Land                                           $   715,400        $   715,400
 Buildings                                       31,884,600         31,884,600
                                                -----------        -----------
                                                 32,600,000         32,600,000
 Less:  accumulated depreciation                  5,652,376          5,054,542
                                                -----------        -----------
                                                 26,947,624         27,545,458
Cash and cash equivalents                         1,005,219            834,489
Rent receivable                                      39,375              -
Prepaid expenses                                     98,935            102,525
Deferred rent receivable                          2,130,533          2,020,078
Deferred financing costs, net of
 accumulated amortization of $160,742 in
 1997 and $143,594 in 1996                           65,416             82,564
                                                -----------        -----------
   Total assets                                 $30,287,102        $30,585,114
                                                ===========        ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Mortgage loans payable                          $15,350,200        $15,404,146
Accrued expenses                                    253,030             78,436
Due to affiliates                                    65,824             13,941
Rent received in advance                            206,510               0
Dividends payable                                   353,772            353,772
                                                -----------        -----------
   Total liabilities                             16,229,336         15,850,295
                                                -----------        -----------

Shareholders' equity:
Shares of beneficial interest $.10 par value;
20,000,000 shares authorized; 1,010,776
shares issued and outstanding                       101,078            101,078
Additional paid-in-capital                       13,956,688         14,633,741
Retained earnings                                      -                  -
                                                -----------        -----------
   Total shareholder's equity                   14 ,057,766         14,734,819
                                                -----------        -----------

   Total liabilities and shareholders' equity   $30,287,102        $30,585,114
                                                ===========        ===========

          See accompanying notes to financial statements.

                  CORPORATE REALTY INCOME TRUST I
                       STATEMENTS OF INCOME
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                            (Unaudited)

                                            1997          1996
                                          ========      ========
Income:
  Rental                                 $ 855,817     $ 855,818
  Dividend and interest                      7,353        12,811
                                          --------      --------
                                           863,170       868,629
                                          --------      --------

Expenses:
  Interest                                 349,971       352,032
  Depreciation                             199,278       199,279
  General and administrative                50,340        47,696
  Annual advisor fee                        34,820        44,312
  Proposed merger expenses                  83,550          0
                                          --------      --------

                                           717,959       643,319
                                          --------      --------

Net income                               $ 145,211     $ 225,310
                                          ========      ========

Net income per share                     $     .14     $     .22
                                          ========      ========

Dividend per share                       $     .35     $     .35
                                          ========      ========




          See accompanying notes to financial statements
                  CORPORATE REALTY INCOME TRUST I
                       STATEMENTS OF INCOME
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                            (Unaudited)


                                            1997          1996
                                          ========      ========
Income:
  Rental                                $2,567,450    $2,567,451
  Dividend and interest                     22,112        26,435
                                         ---------     ---------
                                         2,589,562     2,593,886
                                         ---------     ---------
Expenses:
  Interest                               1,051,065     1,056,501
  Depreciation                             597,834       597,836
  General and administrative               136,529       127,220
  Annual advisor fee                        98,754       131,211
  Proposed merger expenses                 321,117        0
                                         ---------     ---------

                                         2,205,299     1,912,768
                                         ---------     ---------

Net income                               $ 384,263     $ 681,118
                                          ========      ========

Net income per share                     $     .38     $     .67
                                          ========      ========

Dividend per share                       $    1.05     $    1.05
                                          ========      ========



          See accompanying notes to financial statements

                  CORPORATE REALTY INCOME TRUST I
                     STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                            (Unaudited)

                                                          1997           1996
                                                        ---------     ---------

Cash flows from operating activities:
  Net income                                            $ 384,263    $  681,118
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization of
        deferred financing costs                          614,982       614,981
      Changes in assets and liabilities:
         (Increase) decrease in rent receivable           (39,375)      206,510
          Decrease in prepaid expenses                      3,590        93,688
          Increase in deferred rent receivable           (110,455)     (115,195)
          Increase (decrease) in accrued expenses         174,594        (8,634)
          Increase in amount due to affiliate              51,883        89,996
          Increase in rent received in advance            206,510          -
                                                        ---------     ---------
          Total adjustments                               901,729       881,346
                                                        ---------     ---------

        Net cash provided by operating activities       1,285,992     1,562,464
                                                        ---------     ---------

Cash flows from financing activities:
  Principal payments on mortgage                          (53,946)      (49,075)
  Dividends paid to shareholders                       (1,061,316)   (1,061,316)
                                                        ---------     ---------
        Net cash used in financing activities          (1,115,262)   (1,110,391)
                                                        ---------     ---------

  Net increase in cash and cash equivalents               170,730       452,073
  Cash and cash equivalents at beginning of period        834,489       531,435
                                                        ---------     ---------
  Cash and cash equivalents at end of period          $ 1,005,219      $983,508
                                                        =========     =========


Supplemental disclosure of cash flow information:
  Cash paid for interest during the nine months ended September 30, 1997 and 1996 amounted to $1,137,585 and $934,605, respectively.

Non-cash transactions:
  Dividends declared and unpaid as of September 30, 1997 and 1996 amounted to $353,772.




          See accompanying notes to financial statements.

                  CORPORATE REALTY INCOME TRUST I
                   NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997
                            (Unaudited)


1.   GENERAL

     The accompanying financial statements and related notes of Corporate Realty Income Trust I (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. These financial statements should be read in conjunction with the Company's Form 10-K, as amended, for the year ended December 31, 1996.

     The amount of net income per share was calculated using the number of shares outstanding of 1,010,776 for the periods ended September 30, 1997 and 1996. Dividends declared as of September 30, 1997 and 1996 amounted to $.35 per share.


2.   RENTAL INCOME

     In accordance with the Financial Accounting Standards Board Statement No. 13, "Accounting for Leases," the Company recognizes rental income on a straight-line basis over the fixed term of the lease period. Rental income is net of the rent due to Circuit City under the terms of the ground lease. Deferred rent receivable represents unbilled future rentals. The following reconciles rental income received to rental income recognized for the three and nine months ended September 30, 1997 and 1996.

                          For the three months     For the nine months
                          ended September 30,      ended  September 30,
                             1997       1996          1997         1996
                            -------    -------      ---------    ---------

Rental income received     $818,998   $818,999     $2,456,995   $2,452,256
Deferred rent                36,819     36,819        110,455      115,195
                            -------    -------      ---------    ---------
Rental income recognized   $855,817   $855,818     $2,567,450   $2,567,451
                            =======    =======      =========    =========

                  CORPORATE REALTY INCOME TRUST I
              NOTES TO FINANCIAL STATEMENTS (CONT'D)
                        SEPTEMBER 30, 1997
                            (Unaudited)

3. TRANSACTIONS WITH AFFILIATES

   The Company maintains an interest-bearing customer account with Smith Barney Inc. For the three and nine months ended September 30, 1997 and 1996, the Company earned interest on this account of $7,353 and $22,112, respectively and $12,811 and $26,435, respectively. For purposes of these financial statements, the Company considers this account to be cash.

   The Company incurred expenses of $33,000 for the nine months ended September 30, 1997 for administrative services performed by Corporate Realty Advisors, Inc. (the "Advisor") of which $11,000 was unpaid at September 30, 1997. The Advisor earned $98,754 of the annual advisor fee for the nine months ended September 30, 1997, of which $54,824 was unpaid as of such date.


1. PROPOSED MERGER AGREEMENT

    On May 29, 1997 the Company entered into a definitive merger agreement with a publicly traded real estate investment trust, Lexington Corporate Properties, Inc., ("Lexington") whereby the Company would be merged into Lexington. In the merger, Lexington would assume all of the mortgage debt of the Company and would issue to the Company shareholders between approximately 1.272 and 1.481 shares of Lexington common stock for each outstanding share of Company stock. The number of shares to be issued by Lexington will be based upon the closing price of Lexington's stock during the twenty trading days immediately preceding the fifth business day prior to the date of the Company's shareholders' meeting. The transaction, subject to approval by the Company's shareholders and certain other customary conditions, is expected to close in December 1997.

    In connection with the proposed merger, the Company has incurred expenses of approximately $321,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997


LIQUIDITY AND CAPITAL RESOURCES

   On May 29, 1997, the Company entered into a definitive merger agreement with a publicly traded real estate investment trust, Lexington Corporate Properties, Inc. ("Lexington") whereby the Company would be merged with and into Lexington. Under the terms of the merger agreement, the shareholders of the Company would receive between 1.272 and 1.481 shares of common stock of Lexington in exchange for each share of Company stock. The merger is subject to Company shareholder approval and certain other customary conditions. The transaction, if approved, is expected to close in December.

   At September 30, 1997, the Company had cash of approximately $1,005,000 which was invested in an interest bearing account, and prepaid expenses and receivables totalling approximately $138,000. Of these amounts, approximately $264,000 represented a working capital reserve, $353,772 was reserved to pay the quarterly dividend in November 1997 and the balance was reserved for operations. The working capital reserve decreased by approximately $59,000 from the previous quarter due to incurring additional expenses in connection with a proposed merger of approximately $83,000.

   The Company's only significant liabilities are mortgages aggregating approximately $15,350,200, maturing at various dates in approximately three to five years. The Company anticipates satisfying these mortgages with the proceeds of refinancings or sales of the underlying properties. In the proposed merger, all of the mortgage debt would be assumed by Lexington.

   The Company expects sufficient cash flow to be generated from operations to meet its current operating and debt service requirements on a short-term and long-term basis. The Company expects to incur an additional $75,000 in proposed merger expenses which would be paid from working capital reserves and would, therefore, not affect the Company's current dividend rate paid to shareholders.


RESULTS OF OPERATIONS

   Net income for the three and nine months ended September 30, 1997 decreased by approximately $80,000 and $297,000 from each of the corresponding periods in 1996 due to expenses incurred in 1997 in connection with the proposed merger. The Company incurred approximately $83,000 and $321,000 of such merger expenses during the respective three and nine month periods in 1997. General and administrative expenses during the nine months ended September 30 increased by approximately $9,000 in 1997 due to an increase in legal expenses. The annual advisor fee, which is based on cash flow, decreased by approximately $9,000 and $32,000 for the three and nine month periods, respectvely, due to the decreased cash flow from expenses incurred relating to the proposed merger.

   The Company completed the property acquisition stage of its life cycle in 1992 and has been in the portfolio management stage since the beginning of 1993. As a result, rental income, interest expense and depreciation are comparable for the periods ended September 30, 1997 and 1996.

                    PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    (27.1)   Financial Data Schedule

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



                               CORPORATE REALTY INCOME TRUST I
                                     (Registrant)




Dated:    November 12, 1997    By:  JAMES C. COWLES
                                    Chairman, President, and Treasurer






Dated:    November 12, 1997    By:  VALERIE A. ST. JOHN

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




                                             CORPORATE REALTY INCOME TRUST I
                                                     (Registrant)




Dated:    November 12, 1997             By: /s/ James C. Cowles
                                            James C. Cowles
                                            Chairman, President, and Treasurer






Dated:    November 12, 1997             By: /s/ Valerie A. St. John
                                            Valerie A. St. John
                                            Controller